Form 10KSB
period 1996-06-30
POWER DESIGNS INC
filed 1996-11-15
CIK 79829

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                     FORM 10-KSB

(Mark One)
 ___
|_X_|Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1996

 ___
|___|    Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (NO FEE REQUIRED)

For the fiscal year ended


Commission File No.        0-1921

                                  POWER DESIGNS INC.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer as specified in its charter)

         New York                                   11-1708714
-------------------------              ---------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


250 Executive Drive, Edgewood, New York                             11717
---------------------------------------                       ----------------
(Address of principal executive offices)                       (Zip Code)

                                    (516) 586-0200
--------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                        Name of each exchange on
Title of Each Class     which registered
-------------------     ------------------------
    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                            Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                   (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes                  No.   X
------------          -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____
                               ----

State issuer's revenues for its most recent fiscal year.  $ 575,429
                                                         ---------

The aggregate market value of the voting stock held by non-affiliates of the issuer cannot be estimated because there is no active market for the stock.

                      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                              DURING THE LAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

    Yes     X           No
        ---------         -----------

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,391,493, as of November 13, 1996

Transitional Small Business Issuer Format (check one):

    Yes                 No     X
        ----------        -----------

                         DOCUMENTS INCORPORATED BY REFERENCE
                         Exhibits to Fiscal Year 1994 10-KSB
                         Exhibits to Fiscal Year 1995 10-KSB

ITEM 1.  BUSINESS

    GENERAL

    Power Designs Inc., the small business issuer making this report, was organized on July 7, 1952 under the laws of the State of New York. The issuer's common stock, $.0001 par value ("Common Stock") is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. Late in fiscal year 1995, the issuer amended its certificate of incorporation to change the par value of its common shares from $.01 per share to $.0001 per share. This change is reflected in the audited consolidated financial statements accompanying this Form 10-KSB.

    Since its inception the issuer has been engaged exclusively in the design and manufacture of electronically controlled power sources used in the operation of electronic equipment and mechanical instruments. The power sources produced by the issuer are connected to primary sources such as commercial power lines and serve to correct, modify or condition the source of power where instability and electrical noises may adversely affect the proper functioning of the end equipment. The issuer assembles its products from readily available electronic and electrical components.

    The equipment is used by industry, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear biological and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance. These power sources or conditioners are connected between the primary source, which may be a commercial power line, battery, diesel, gasoline or steam-driven generator, and the system being powered, to stabilize, eliminate surges or transient changes, or convert the input voltages and currents to other voltage or current levels required by the system.

    The principal market for the issuer's products is users or manufacturers who incorporate the products into their equipment. The equipment is used in various industries, as well as organizations conducting scientific research and electro-medical entities. The issuer's customers include private companies, government agencies, and educational institutions.

    There are approximately five hundred companies in the country who manufacture one or more competitive products. To differentiate itself, the issuer strives to maintain a reputation for excellent quality and reliability. No one customer of the issuer accounts for ten percent or more of the issuer's business.

    The issuer is attempting to expand its business in "off the shelf" products, but it continues to fabricate power supplies and power systems to specific customer specifications. Off the shelf products are usually purchased on an "as needed" basis and dollar backlog is usually quite small compared with the issuer's annual revenues. Custom fabrication is usually contracted on a scheduled annual or semi-annual basis.

    The issuer has begun efforts to develop a new family of high voltage products and other new products, although development has been retarded by lack of working capital. The issuer's dollar volume backlog as of June 30, 1996 was $87,345 and as of June 30, 1995 was $92,302.

    The issuer's primary research and development activities center on the customization and special engineering of its products. In the past two fiscal years, it has devoted approximately five percent of its annual revenues for these purposes, or approximately $35,000. About two employees, on the average, over the past two fiscal years have been engaged in these efforts.

    The issuer has also during the past fiscal year continued a program begun during fiscal 1995 to upgrade its product line and develop new products in the high-voltage area, based on pre-existing technology.

    The issuer has only one line of business as stated above and there are no material environmental effects. The number of employees of the issuer is 12.

    The business is not seasonal although there are historical peaks during the second and fourth quarters, September-December and April-June. The issuer's principal competitive method has been product reliability and quality and until recent years it had been able to compete with other suppliers, notwithstanding the fact that the number of competitors is large and generally in a state of flux.

    The issuer is not dependent on any material patents, trademarks, licenses or other agreements.

    Subsequent to the end of the 1996 fiscal year, the issuer's wholly-owned subsidiary, PDIXF Acquisition Corp., purchased the significant assets and assumed the liabilities of two divisions of Penril Datacomm Networks, Inc. This acquisition was reported on a Form 8-K dated October 28, 1996.

    BANKRUPTCY PROCEEDINGS

    Due to declining orders as a result of the reductions its customers suffered in the volume of defense aerospace contracts, the issuer filed for bankruptcy protection under Chapter 11 on October 16, 1992. A plan of reorganization, under which Venture Partners, Ltd. ("Venture Partners") as agent supplied capital to the issuer, was confirmed by the bankruptcy court in January 1994.

    Additional information as to the bankruptcy proceedings is found at Item 6 -- "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Bankruptcy Proceedings."

ITEM 2.  PROPERTIES/FACILITIES

    The issuer currently leases 6,850 square feet of office and manufacturing space located at 250 Executive Drive, Edgewood, New York. The issuer moved to the space in early 1993 because it was well adapted to its needs and size. The lease runs through February 28, 1998 and provides for fixed annual rental payments, which equal $45,382 for the fiscal year ending June 30, 1996. The payments include base year taxes and common area maintenance charges and are subject to adjustments.

    The issuer is currently in default under the lease due to its failure to maintain adequate insurance and its assignment, pursuant to the bankruptcy settlement described at Item 6 below, of more than 30% of the outstanding shares of its Common Stock. Under the terms of the lease, such assignment of the shares was deemed an assignment of the lease.

ITEM 3.  LEGAL PROCEEDINGS

    In July, 1996 the issuer agreed to pay $185,000 in an out-of-court arrangement to settle a lawsuit brought by two former directors of the issuer. The payment will relieve a debt of $146,875 owed to a company the two former directors controlled, plus accrued interest (see Item 6 -- "Management's Discussion and Analysis . . . -- Liquidity and Capital Resources"). No other litigation was pending as of the end of the fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been traded over the counter in the United States.
The shares are not currently quoted regularly on any information service. The approximate number of record holders of the securities is 750. No cash dividends have been declared by the issuer for the two most recent fiscal years, nor in any subsequent interim period for which financial statements are required to be presented.

    To the best of the issuer's knowledge, there has been no active market in the stock for the last two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    BANKRUPTCY PROCEEDINGS.

    During fiscal years 1992 and 1993, the issuer's business contracted, in large part as the result of reductions in the volume of defense aerospace contracts, which reduced its customers' activities. The issuer could not readily decrease production costs and overhead to match diminished revenues, because it was required to pay cash for most material purchases, and its reduced purchase volume resulted in increased per-unit prices for supplies. Consequently, no investments in sales and marketing were made during this period, thus reducing the issuer's order flow and backlog by 20% from June 30, 1991 to June 30, 1992.

    Venture Partners offered to supply capital, and a plan of reorganization was confirmed by the bankruptcy court in January 1994. Pursuant to the plan of reorganization, on April 27, 1994 the issuer entered into a Funding Agreement with Venture Partners under which Venture Partners as agent lent $130,500, evidenced by a note secured by deposits, credits and property of the issuer, to the issuer at a variable interest rate equal to 9% per year above prime rate. Venture Partners as agent subsequently converted $25,000 of the debt into equity representing 149,468 shares of Common Stock. Approximately $45,600 of the principal amount is payable in monthly installments from June 1995 through May 1997 and the remaining principal is due at the June 1, 1997 maturity of the note. Venture Partners has waived the issuer's failure to comply with a property insurance covenant for prior periods through the fiscal year ending June 30, 1996. The net proceeds from the Funding Agreement were applied to the bankruptcy distributions required upon confirmation.

    In accordance with the terms of the decree, unsecured creditors agreed to accept 20% of the amount due to them for pre-petition claims (5% upon emerging from bankruptcy and the remainder over a period of three years). Many creditors of the issuer failed to file a claim with the court for their amounts due. The issuer also owed liabilities to certain related parties and employees, who waived these debts. The total cancellation of debt net of costs was $369,807. The remaining amount due to these unsecured creditors, in addition to other amounts and interest due to various taxing authorities, is currently due and payable in the amount of $261,655 as of June 30, 1996. As of that date these amounts were in default due the issuer's failure to make all required payments, but subsequent to fiscal year end the issuer made all appropriate payments to make these debts current. See Audited Consolidated Financial Statements, Note 6.

    Pursuant to the plan of reorganization, as of April 27, 1994 the issuer issued 810,716 restricted shares of Common Stock to Venture Partners, or about 40% of the issuer's then-outstanding shares, for a total price of $1,000. Venture Partners also purchased 407,240 shares of Common Stock from two shareholders for nominal consideration. Venture Partners thus acquired control of the issuer through its direct beneficial ownership of 60.1% of the Common Stock.

    In addition, a director of Venture Partners, Gary M. Laskowski, purchased 10,000 shares of Common Stock for $2,500 in an isolated transaction. Mr. Laskowski and Mr. Jonathan Betts, a director of Venture Partners, are also trustees and beneficiaries of a retirement plan that purchased 200 shares of Common Stock, for which it paid approximately $34.00 in an isolated transaction. Finally, as noted above, on June 22, 1995 Venture Partners as agent converted $25,000 of the issuer's outstanding debt into equity representing 149,468 shares of Common Stock.

    On September 15, 1995 Venture Partners transferred the 810,716 restricted shares of Common Stock, plus an additional 261,312 unrestricted shares of Common Stock, to its affiliate Millenia Capital Holding LLC. Venture Partners also transferred 145,928 shares of Common Stock to four investors in consideration for loans previously made to the issuer. Subsequent to the end of the fiscal year, Venture Partners sold its remaining 149,468 shares to its affiliate BRIL Corporation for $25,000.

    After the bankruptcy filing, the issuer was able to conclude a voluntary foreclosure action with the mortgage holder on the property it owned and occupied and move to a smaller, less costly facility. It also reduced personnel in its production, engineering and office areas, and devoted more attention to expediting shipments to reduce working capital needs for inventory finance and improving quality and response to customers.

    CURRENT DEVELOPMENTS

    Because of continuing financial uncertainty, the issuer's limitations on pursuing new marketing possibilities continued into fiscal year 1996. In addition, significant managerial and financial resources were devoted to an unsuccessful attempted acquisition.

    At the end of fiscal year 1995, the issuer had entered into an acquisition agreement with Cycle Transformer, Inc. ("Cycle") and the MarTek Group ("MarTek"), under which MarTek agreed to transfer its right to purchase Cycle to the issuer for $60,000. After signing the agreement, the issuer appointed MarTek general partners James F. Flath and Jeffrey C. Flath to the issuer's Board of Directors, and installed Jeffrey Flath in the newly-created position of Chief Executive Officer of the issuer. Concurrently, the issuer received a capital infusion from the Flaths in the amount of $146,875. The acquisition of Cycle was later abandoned, and litigation ensued. Subsequent to the end of the fiscal year, the issuer agreed to pay MarTek, the Flaths and their representatives $185,000 in an out-of-court settlement. The full amount was paid on September 27, 1996.

    Nevertheless, during the fiscal year the issuer continued to use funds made available from its principal investors to upgrade its product line and develop new products, such as an entire family of high voltage products. The product line was introduced gradually over the course of the fiscal year, and contributed to a 13.5% increase in sales over fiscal year 1995.

    The issuer also intensified its search for suitable acquisition candidates. Subsequent to the end of fiscal 1996, the issuer agreed to purchase the assets of two subsidiaries of Penril Datacomm Networks, Inc. That acquisition was consummated on October 11, 1996, and reported on a Form 8-K dated October 28, 1996. After the transaction was completed, the issuer also began taking steps to wind down operations at its Long Island headquarters, so that it could consolidate its managerial and manufacturing operations at the former Penril sites in Connecticut. As of the release of this Form 10-KSB, these moves remain in the planning stages.

    As is discussed in more detail in "Liquidity and Capital Resources" below, at the same time as the acquisition the issuer received additional financing of about $6.2 million. As part of the acquisition and financing, the issuer also created a class of preferred stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995.

    In early 1995, the issuer's shareholders had approved a resolution calling for the reincorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs Inc. The merger remains unexecuted pending approval by the New York State Department of State, Division of Corporations.

    LIQUIDITY AND CAPITAL RESOURCES.

    The issuer continues to have a shortage of working capital. Lack of funds for marketing efforts, in combination with the technical and custom production aspects of the issuer's non-standard products, have hindered expansion of sales. Accordingly, additional working capital must be obtained to finance raw materials and work in progress. Furthermore, the confirmed plan of reorganization requires the issuer to make payments to pre-bankruptcy creditors of approximately $59,000 per year through fiscal 1997 and $49,000 from then through fiscal 2000. The note payable to Venture Partners as agent requires monthly payments of principal of $1,900 from June 30, 1995 through May 31, 1997, and a single balloon payment of $84,900 at June 30, 1997. This note was repaid in full on October 11, 1996. Finally, the issuer has capital investment requirements of approximately $50,000 per year and deferrable capital investment requirements of approximately $25,000 per year.

    Beginning in fiscal year 1995, Venture Partners arranged for the issuer to obtain additional capital through a Revolving Loan Agreement with a Venture

Partners affiliate, Inverness Corporation ("Inverness"). The note under the Loan Agreement provided for 15% annual interest and, as of July 1, 1995, a credit line of $200,000. The maximum credit line was raised to $700,000 as of June 30, 1996, at which point the issuer in fact owed $834,097. Accordingly, the credit line was again raised after the end of the fiscal year, to $1,200,000. On October 11, 1996, the note was repaid in full.

    During fiscal year 1995 the issuer issued two debentures. The first, to MarTek for $146,875, was due on June 30, 1995 and carried interest of 10% per annum. This debt remained outstanding as of June 30, 1996, but in July 1996 the issuer agreed to out-of-court arrangement with MarTek (see Item 3 -- "Legal Proceedings") which will relieve the debt and accrued interest.

    The second debenture was issued for $36,000 to four stockholders. On September 15, 1995, this amount was converted into 215,235 shares of common stock.

    Subsequent to the end of the fiscal year, the issuer obtained significant additional outside financing, totalling approximately $6.2 million. The financing consisted of three primary components: a subordinated debt offering of $1,087,000 to six individuals and a limited partnership; a note payable to Inverness in the amount of $2,290,000, and short-term seller financing from Penril of $2.75 million, due on December 31, 1996. As part of the acquisition and financing, the issuer also created a class of preferred stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995, and issued such preferred shares to the individuals and limited partnership.

    Because of the completed acquisition of the Penril subsidiaries, the issuer hopes to be able to supply a greater percentage of its working capital needs through operating cash flow during the 1997 fiscal year. Nevertheless, the issuer expects that it will be in need of additional financings through offerings of debt or equity. The remaining capital necessary for operating purposes and capital investment is anticipated to be supplied by financings secured by its receivables and additional loans. It is currently exploring the possibility either of a public offering of stock or bridge financing, but has made no definite decisions in this regard.

    The issuer currently has a deficit in shareholders' equity, meaning that amounts owed to its creditors, including without limitation Inverness Corp., exceed the value of its assets. As of fiscal year end, the issuer has no plans beyond the above to remedy the deficit in shareholders' equity.

    Certain statements contained in this Item 6 regarding matters that are not historical facts, including, among others, statements regarding the future adequacy of the issuer's working capital, its ability to raise capital through debt or equity offerings, its ability to maintain or improve its present cash flow, are forward looking statements (as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended). Such forward looking statements are not guarantees of future performance. There remain substantial risks that the issuer will be unable to obtain adequate financing to improve its performance and achieve its business goals.

    As a result of the issuer's net loss position, no provision has been made for income taxes. Approximately $1,230,000 remains to reduce future taxable income between years ended June 30, 1999 and 2008. Of that total, about $130,000 relates to losses incurred prior to the fiscal year ended June 30, 1994, when there was a change in the ownership of the common stock. Because of that change in ownership, the issuer may use no more than approximately $10,000 of the $130,000 net operating loss carryforward on an annual basis. There is no annual limitation of the remaining $1,100,000 net operating loss carryforward.

    RESULTS OF OPERATIONS

    Fiscal 1996 versus fiscal 1995

    The issuer's sales during fiscal 1996 increased by 13% over fiscal year 1995, to $575,000, and its gross profit increased by 16% over the same period. No single factor accounts for the increase in sales, although the introduction over the course of the year of a new product line and a new catalog encouraged new orders. In addition, administrative costs decreased by approximately 12%, as the issuer continued to pare costs. Overall, however, net loss widened by 8% over fiscal year 1995, to over $570,000. The issuer's reliance on debt-financed capital accounted for a substantial portion of this increase, as interest expenses rose by 68% over the prior year, and total debt mounted 39%, to over $1.2 million. Expenses associated with an abandoned acquisition compounded the issuer's losses. Consequently, total stockholders' deficit increased by 81%, to $1.2 million.

    In continuation of events from fiscal year 1995, the issuer's management was forced to divert attention from regular operations to litigation resulting from the failed transaction with Cycle Transformer. A settlement was agreed upon orally at the end of the fiscal year, and was executed on July 31, 1996.
By the end of the fiscal year, however, the issuer was in negotiations with Penril Datacomm, Inc., to purchase the assets of two product lines (see "Current Developments" above). These negotiations also consumed considerable resources, but did result in an executed agreement after the close of the fiscal year.

    The most important general economic trend during fiscal year 1996 was the continued strength of the national economy, reflected in significant improvements in the major capital markets. That strength has increased investor confidence, which permitted the issuer to obtain necessary capital and continue as a going concern.

    Fiscal 1995 versus fiscal 1994

    The issuer continued to experience a shortage of capital resources necessary to pursue expanded marketing and development activities. Sales declined due to liquidity problems, which caused delays in production and reduced marketing activities. Selling, general and administrative expenses increased, particularly because of the attempted merger with Cycle Transformer, which added new management but did not increase sales or profitability. The failed merger also resulted in considerable additional non-operational expenses, thus further contributing to an overall net loss.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached hereto and made a part of this filing is the audited consolidated balance sheet and statements of income, cash flow and changes in stockholder's equity of the issuer for its fiscal years ended June 30, 1996 and June 30, 1995.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Kostin, Ruffkess & Company was engaged as the issuer's independent accountants on June 8, 1994, and have continued in that capacity to date. The issuer or persons on its behalf have not consulted Kostin, Ruffkess & Company regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The Board of Directors as of June 30, 1996 consisted of six directors.


                               Positions held with the issuer and other
Name and age                   business experience during last five years
------------                   ------------------------------------------

Gary M. Laskowski (43)         Director, April 1994 - present, member of the
                               Compensation Committee; President and director,
                               Venture Partners Ltd. (management consultants and advisors), January 1986 - present

Samuel F. Occhipinti (49)      Director, April 1994 - present; Chief financial
                               officer, I2 Technology, Inc. (electronics mfg.),
                               June 1994 -present; chief financial officer, Imaging Technology, Inc. (electronics mfg.),
                               February 1993 - June 1994; consultant, December
                               1991 - January 1993; chief financial officer,
                               ADI Systems, August 1990 - November 1991; member of the Compensation Committee

Melvin A. Becker (56)          Chairman of the board, president and director
                               since 1985.

Paul A. McCullough (43)        Director, April 1995 - present; President,
                               Madison Asset Management, August 1995 -
                               present;marketing director, Pension Parameters
                               Inc. (pension administration), August 1992 -
                               August 1995; marketing director, Consolidated
                               Capital Planners, Inc. (financial services),
                               June 1985 - August 1992

Jeffrey C. Flath (36)          Director, April 1995 - June 1996; Principal,
                               MarTek Group (venture acquisitions); General
                               Manager, Highland Packaging Labs, Inc.
                               (packaging products) (a)

James R. Flath (39)            Director, April 1995 - June 1996; Principal,
                               MarTek Group (venture acquisitions); Vice
                               President, ETCO Incorporated (computer
                               terminals) (a)

_________________________________

(a) James R. and Jeffrey C. Flath resigned in June, 1996. The dates relevant to their prior experiences could not be confirmed.

Venture Partners filed a late amended Form 4 under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") as to a transactions involving Common Stock owned by it, and will file a late Form 5. Millenia Capital Holding LLC filed a late Form 3 regarding its receipt of shares from Venture Partners, and will file a late Form 5. Jeri Fink failed to file a Form 5 for the fiscal year.

EXECUTIVE OFFICERS OF THE ISSUER

     As of June 30, 1996, there were no executive officers other than the directors identified as such above.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation of the chief executive officer for services in all capacities for the fiscal years ended June 30, 1994, 1995 and 1996. No other employee's annual salary and bonus exceeded $100,000 in any of those fiscal years. No other reportable form of compensation was granted to any person.

                              SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION

                                         SALARY ($)   SECURITIES
                                                      UNDERLYING
 NAME AND PRINCIPAL                                   STOCK
 POSITION                  FISCAL YEAR                OPTIONS

 Melvin A. Becker,        1996           88,354       -0-
 President and, until     1995           95,446       121,608(a)
 April 20,1995, CEO       1994          105,600       -0-
 Jeffrey Flath, CEO       1996            6,000       -0-(a)
 (4/20/95 - 6/30/95)      1995           12,000       -0-(a)

(a) Jeffrey Flath's employment as the issuer's CEO was terminated on September 4, 1996.

     In fiscal year 1995, the issuer adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,000,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of Power Designs as a long-term incentive.

     No options were granted during fiscal year 1996.

     As of June 30, 1996, and subsequent to the end of the fiscal year, no options have been exercised.

     Power Designs has no pension plan covering executives and currently provides no benefits to executives other than life insurance coverage of $10,000 and health insurance.

     During fiscal year 1996, directors did not receive any compensation for services as directors.

     Subsequent to the end of the fiscal year, the issuer issued warrants to certain of its directors and newly-hired officers in compensation for their services to the issuer.

ITEM 11.  OWNERSHIP OF SECURITIES BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following corporation and individuals are known to Power Designs to be the beneficial owners of more than 5% of a class of Power Designs' voting securities. To the knowledge of Power Designs, no other person is the holder of more than 5% of any class of Power Designs' voting securities.




                                                   AMOUNT AND
                                                   NATURE OF
                                                   BENEFICIAL    PERCENT
                   NAME AND ADDRESS OF             OWNERSHIP       OF
TITLE OF CLASS      BENEFICIAL OWNER                (SHARES)      CLASS
--------------      ----------------                --------      -----
Common Stock   Millenia Capital Holdings,          1,221,496      60.1
               LLC                                  direct(a)
               P.O. Drawer 9
               Kensington, Connecticut
               06037

               Venture Partners Ltd.                 149,468       5.8
               P.O. Drawer 9                        direct(a)
               Kensington, Connecticut
               06037

               Thomas O'Grady                        125,323       5.2
               c/o Power Designs, Inc.
               250 Executive Drive
               Edgewood, New York
               11717

               David H. Smith II                     125,323       5.2
               c/o Power Designs, Inc.
               250 Executive Drive
               Edgewood, New York
               11717


               Jeri Fink                             283,503      14.0
               c/o Power Designs, Inc.
               250 Executive Drive
               Edgewood, New York
               11717

               Sandra Roth                           146,503       7.2
               c/o Power Designs, Inc.
               250 Executive Drive
               Edgewood, New York
               11717

___________________________________

(a)  The managers of Millenia Capital Holdings LLC ("Millenia Capital") are Gary
M. Laskowski and Jonathan D. Betts, each of whom is a director of the issuer. The concurrence of both Mr. Laskowski and Mr. Betts is necessary to direct the voting of shares owned by Millenia Capital; disposition requires the consent of the two members of Millenia Capital, which are the spouses of Mr. Laskowski and Mr. Betts. Similarly, Messrs. Laskowski and Betts are the directors of Venture Partners, and both must concur to direct the voting of shares owned by Venture Partners. As with Millenia Capital, disposition requires the consent of the two shareholders of Millenia Capital, which are the spouses of Mr. Laskowski and Mr.
Betts.   As disclosed in the following table, Mr. Laskowski beneficially owns an additional 10,000 shares beneficially and of record.

     The following information pertains to the Common Stock of the issuer beneficially owned, directly or indirectly, by each director and nominee and certain executive officers individually and by all directors and executive officers of the issuer as a group. Each person named has an address c/o Power Designs, Inc. 250 Executive Drive, Edgewood, New York 11717.

                         Name                Amount and
                                             nature of
                                             beneficial
                                             ownership
                                             (shares)          Percent
                                             --------

Directors and            Gary M. Laskowski   1,231,696          60.6(a)
nominees for director:                       (shared)(a)(b)     (b)
                         Jonathan D. Betts    1,221,696         60.1(a)
                                             (shared)(a)
                         Samuel F. Occhipinti   55,258          1.5(c)
                                             (indirect)(c)
                         Melvin A. Becker      13,263           0.7
                         Paul A. McCullough       0             0.0
                         James R. Flath           0             0.0
                         Jeffrey C. Flath         0             0.0

All current directors                        1,589,020            77.0
and executive officers
as a group (6):

____________________________________

(a) Mr. Laskowski and Mr. Betts share voting power over the 1,221,696 shares that Millenia Capital owns, as described above. In addition, Mr. Laskowski and Mr. Betts are trustees and beneficiaries of a retirement plan that owns 200 shares. Mr. Betts did not stand for reelection as a director and his term ended on April 20, 1995.

(b) Mr. Laskowski also owns 10,000 shares individually of record and beneficially.

(c) Owned of record by a trust in favor of Mr. Occhipinti's wife's father. Mr. Occhipinti has no voting or investment power over the shares in trust and disclaims beneficial ownership of these shares.

     Subsequent to the end of the fiscal year, the issuer issued options and warrants to certain of its directors and newly-hired officers in compensation for their services to the issuer.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jonathan D. Betts and Gary M. Laskowski, directors of the issuer, are officers of Venture Partners, Ltd., and of Inverness Corporation, both of which have provided capital to the issuer under several loan agreements:

     (a) The 1994 plan of reorganization included a note payable to Venture Partners as agent, which required monthly payments of principal of $1,900 from June 30, 1995 through May 31, 1997, and a single balloon payment of $84,900 at June 30, 1997. This note was repaid in full on October 11, 1996.

     (b) The issuer sells its accounts receivable to Inverness at 80% of face value, under an Agreement to Purchase Accounts dated April 27, 1994 and amended June 9, 1995.

     (c) Inverness has also entered into a Revolving Loan Agreement with the issuer. The note under the Agreement provided for 15% annual interest and, as of July 1, 1995, a credit line of $200,000. The maximum credit line was raised to $700,000 as of June 30, 1996, at which point the issuer in fact owed $834,097. The credit line was again raised after the end of the fiscal year, to $1,200,000. On October 11, 1996, the note was repaid in full.

     Former directors James F. Flath and Jeffrey C. Flath are the principals of the MarTek Group ("MarTek"), which at the end of fiscal year 1995 entered into an acquisition agreement with the issuer and Cycle Transformer, Inc. ("Cycle"). Under the agreement MarTek agreed to transfer its right to purchase Cycle to the issuer for $60,000. Subsequently, Jeffrey C. Flath was appointed to the newly-created position of Chief Executive Officer of the issuer. The issuer also issued a debenture to the Flaths in the amount of $146,875. The acquisition of Cycle was later abandoned, and litigation ensued. Subsequent to the end of the fiscal year, the issuer agreed to pay MarTek, the Flaths and their representatives $185,000 in an out-of-court settlement. The full amount was paid on September 27, 1996.

     Subsequent to the end of the fiscal year, the issuer obtained outside financing totalling approximately $6.2 million. The financing included a note payable to Inverness in the amount of $2,290,000.


     A COPY OF THIS REPORT ON FORM 10-KSB FOR FISCAL YEAR 1996 MAY BE OBTAINED FREE OF CHARGE BY SENDING A REQUEST IN WRITING TO:

                                 ARTHUR A. LANE, ESQ.
                                   DE FOREST & DUER
                                   90 BROAD STREET
                                 NEW YORK, NY  10004

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)                            EXHIBIT INDEX


                                                            Page in
                                                            consecutively
Exhibit                                           Page      numbered copy
-------                                           ----      -------------
FINANCIAL STATEMENTS                              F-1

     Independent Auditors' Report                 F-2

     Audited Consolidated Balance Sheets as       F-3
          of June 30, 1996 and as of
          June 30, 1995

     Audited Consolidated Statements of           F-4
          Operations for the years ended
          June 30, 1996 and June 30, 1995

     Audited Consolidated Statement of            F-5
          Changes in Stockholders' Deficit
          as of June 30, 1995

     Audited Consolidated Statement of Cash       F-6
          Flows for the years ended June 30,
          1996, and June 30, 1995

     Notes to the Financial Statements            F-7
          for the Years Ended June 30,
          1996 and June 30, 1995

                                                                  Page in
                                                                  consecutively
Exhibit                                                 Page      numbered copy
-------                                                 ----      -------------

(3)(I)  CERTIFICATE OF INCORPORATION
               (INCORPORATED BY REFERENCE TO EXHIBIT
               3(I) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

(3)(II) BYLAWS
               (INCORPORATED BY REFERENCE TO EXHIBIT
               3(II-) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

(4)  INSTRUMENTS

  (i)   Commercial Term Note
               (INCORPORATED BY REFERENCE TO EXHIBIT
               4(I) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1994)

  (ii)  Term Loan Agreement
               (INCORPORATED BY REFERENCE TO EXHIBIT
               4(II) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1994)

  (iii) 10% Debenture for $146,875.00
               due June 30, 1995
               (INCORPORATED BY REFERENCE TO EXHIBIT
               4(III) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (iv)  10% Debenture for $36,000.00
               due June 30, 1995
               (INCORPORATED BY REFERENCE TO EXHIBIT
               4(IV) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

(10)    MATERIAL CONTRACTS

  (i)   Plan of Reorganization
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(I) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1994)

  (ii)  Final Decree
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(II) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1994)

  (iii) Agreement to Purchase Accounts
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(III) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (iv)  Amendment Agreement to Agreement
        to Purchase Accounts
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(IV) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (v)   Security Agreement
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(III) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1994)

  (vi)  Employee Incentive Stock Option Program

               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(VI) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (vii) Documents related to Cycle Transformer transactions
        (INCORPORATED BY REFERENCE TO EXHIBIT
        10(VII)(A)-(E) TO FORM 10-KSB FOR THE
        FISCAL YEAR ENDED JUNE 30, 1995)

 (viii) Revolving Loan Agreement
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(VIII) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (ix)  Amendment Agreement to
        Revolving Loan Agreement
               (INCORPORATED BY REFERENCE TO EXHIBIT
               10(IX) TO FORM 10-KSB FOR THE FISCAL
               YEAR ENDED JUNE 30, 1995)

  (x)   Second Amendment Agreement to
        Revolving Loan Agreement
               (INCORPORATED BY REFERENCE TO EXHIBIT

          10(X) TO FORM 10-KSB FOR THE FISCAL
          YEAR ENDED JUNE 30, 1995)

  (xi)    Third Amendment Agreement to       A-1
          Revolving Loan Agreement

  (xii)   Fourth Amendment Agreement to      B-1
          Revolving Loan Agreement

  (xiii)  Fifth Amendment Agreement to       C-1
          Revolving Loan Agreement

 (xiv)    Settlement Agreement among Theodore     D-1
          D. Moskowitz, Esq., Cycle Transformer
          Corp., Power Designs Inc., et al.

                                 REPORTS ON FROM 8-K

          (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                               POWER DESIGNS, INC.

                                   ----------

                        Consolidated Financial Statements

                             June 30, 1996 and 1995

                                   ----------

To The Board of Directors
Power Designs, Inc.

INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying consolidated balance sheets of Power Designs, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Power Designs, Inc. as of June 30, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



West Hartford, Connecticut
November 8, 1996

                               POWER DESIGNS, INC.

                                   ----------

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995

                                   ----------
     ASSETS
                                                          1996          1995
                                                          ----          ----
Current assets:
  Accounts receivable                                 $    33,395   $    12,779
  Inventories                                             174,486       201,507
  Prepaid expenses                                           --           3,723
                                                      -----------   -----------

     Total current assets                                 207,881       218,009
                                                      -----------   -----------
Property and equipment, less accumulated
  depreciation                                              4,497         6,132
                                                      -----------   -----------
Other assets:
  Acquisition deposit                                     190,000          --
  Investment in partnership                                21,221        21,294
  Security deposits                                         3,855         3,855
                                                      -----------   -----------

                                                          215,076        25,149
                                                      -----------   -----------

                                                      $   427,454   $   249,290
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Cash overdraft                                      $     5,940   $     7,047
  Accounts payable                                         34,147        12,592
  Current portion of long-term debt                     1,124,597       374,012
  Payables related to reorganization including
    accrued interest                                      261,655       244,965
  Loan payable - affiliate                                 71,251        34,391
  Accrued expenses                                        101,783       145,960
  Accrued interest                                         32,573        14,583
                                                      -----------   -----------

     Total current liabilities                          1,631,946       833,550

Long-term debt, net of current portion                       --          82,700
                                                      -----------   -----------

     Total liabilities                                  1,631,946       916,250
                                                      -----------   -----------

Stockholders' deficit:
  Common stock; $.0001 par value, 10,000,000
    shares authorized, 2,391,493 shares issued
    and outstanding at June 30, 1996; 2,176,259
    hares, issued and outstanding at June 30, 1995            240           218
  Preferred stock; $.01 par value; 1,000,000
    shares authorized; shares issued and
    outstanding - none                                       --            --
  Additional paid in capital                              820,732       784,754
  Deficit                                              (2,025,464)   (1,451,932)
                                                      -----------   -----------

     Total stockholders' deficit                       (1,204,492)     (666,960)
                                                      -----------   -----------

                                                      $   427,454   $   249,290
                                                      ===========   ===========

     The accompanying notes are an integral part of the financial statements

                               POWER DESIGNS, INC.

                                   ----------

                      Consolidated Statements of Operations

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

                                                          1996          1995
                                                          ----          ----

Net sales                                               $ 575,429     $ 506,948

Cost of sales                                             504,173       445,845
                                                        ---------     ---------

Gross profit                                               71,256        61,103

Selling, general and administrative expense               396,766       446,718
                                                        ---------     ---------

Net loss before other income (expense)                   (325,510)     (385,615)
                                                        ---------     ---------

Other income (expense):
  Investment income                                         1,627         4,967
  Interest expense                                       (123,597)      (73,491)
  Abandoned acquisition                                  (126,052)      (76,393)
                                                        ---------     ---------

                                                         (248,022)     (144,917)
                                                        ---------     ---------

Net loss                                                $(573,532)    $(530,532)
                                                        =========     =========

Net loss per share                                      $    (.24)    $    (.26)
                                                        =========     =========

     The accompanying notes are an integral part of the financial statements

                               POWER DESIGNS, INC.

                                   ----------

           Consolidated Statement of Changes in Stockholders' Deficit

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

                                   Shares
                                   Common                     Additional
                                    Stock         Common       Paid In
                                 Outstanding      Stock        Capital     Deficit         Total
                                 -----------      -----        -------     -------         -----
Balance, June 30, 1994            2,026,791     $ 202,679      $557,293  $  (921,400)  $  (161,428)

Conversion of debt to acquire
  common stock                      149,468        14,947        10,053         --          25,000

Change in par value of common
  stock from $.10 to $.0001            --        (217,408)     (217,408)        --            --

Net loss                               --            --            --       (530,532)     (530,532)
                                  ---------     ---------      --------  -----------   -----------

Balance, June 30, 1995            2,176,259           218       784,754   (1,451,932)     (666,960)

Conversion of debt to acquire
  common stock                      215,234            22        35,978         --          36,000

Net loss                               --            --            --       (573,532)     (573,532)
                                  ---------     ---------      --------  -----------   -----------

Balance, June 30, 1996            2,391,493     $     240      $820,732  $(2,025,464)  $(1,204,492)
                                  =========     =========      ========  ===========   ===========

     The accompanying notes are an integral part of the financial statements

                               POWER DESIGNS, INC.

                                   ----------

                      Consolidated Statements of Cash Flows

                   For the Years Ended June 30, 1996 and 1995

                                   ----------

                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
  Net loss                                              $(573,532)    $(530,532)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation                                          1,635         2,762
      (Increase) decrease in:
        Accounts receivable                               (20,616)       10,753
        Inventories                                        27,021        19,308
        Other receivable                                     --           4,263
        Prepaid expenses                                    3,723        (3,723)
        Other assets                                     (189,927)       11,724
      Increase (decrease) in:
        Accounts payable and accrued expenses              (4,632)      102,544
        Payables related to reorganization                 16,690         5,685
                                                        ---------     ---------

Cash flows used in operating activities                  (739,638)     (377,216)
                                                        ---------     ---------
Cash flows used in investing activities:
        Purchase of property and equipment                   --          (4,929)
                                                        ---------     ---------
Cash flows from financing activities:
        Advances from affiliate                            36,860        34,391
        Cash received from long-term financing            703,885       351,212
                                                        ---------     ---------

Cash flows provided by financing activities               740,745       385,603
                                                        ---------     ---------

Net increase in cash                                        1,107         3,458

Cash overdraft, beginning of year                          (7,047)      (10,505)
                                                        ---------     ---------

Cash overdraft, end of year                             $  (5,940)    $  (7,047)
                                                        =========     =========

     The accompanying notes are an integral part of the financial statements

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 1 - Summary of Significant Accounting Policies:

Nature of business

Power Designs, Inc. is engaged in the design and manufacture of electronically controlled power sources used in the operation of electronic equipment and mechanical instruments. The Company was started in 1952 and has pioneered the development of high stability, low noise power supplies. These products are used by industry, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear biological and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance.

The principal market for these products is users or manufacturers who incorporate the products into their equipment. Customers include private companies, government agencies and educational institutions throughout the United States.

Principles of consolidation

The consolidated financial statements include the accounts of Power Designs, Inc. and its wholly-owned subsidiary, PDIXF Acquisition Corp. This company was organized on April 9, 1996 for the purpose of acquiring two divisions of Penril Datacomm Networks. (See Note 12) All intercompany transactions and balances have been eliminated in consolidation.

Presentation basis

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and continued to incur operating losses subsequent to June 30, 1996. The Company has used substantial amounts of working capital in its operations. As of June 30, 1996, current liabilities exceeded current assets by $1,424,065. However, all covenants were cured and all notes fully paid subsequent to the end of the fiscal year. Also subsequent to the end of the fiscal year, management effected a major restructuring of the Company's balance sheet and operations including the acquisition of another operating company (See Note 12). Management expects to complete a secondary offering of stock in the next fiscal year.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to increase sales revenue and to improve the Company's operations and financial results will provide the opportunity for the Company to continue as a going concern.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment

Depreciation of property and equipment is provided using accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                         KOSTIN, RUFFKESS & COMPANY, LLC

                          CERTIFIED PUBLIC ACCOUNTANTS


                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 1 - Summary of Significant Accounting Policies: (Continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

There is no provision for income taxes due to the Company incurring a net loss. Approximately $1,230,000 remains to reduce future taxable income, if any, expiring between years ended June 30, 1999 and 2008, of which approximately $130,000 relates to losses incurred prior to the fiscal year ended June 30, 1994 when there was a change in the ownership of common stock. As a result of the change in ownership of common stock, the Company is limited to using no more than approximately $10,000 of the $130,000 net operating loss carryforward on an annual basis. There is no annual limitation on the remaining $1,100,000 net operating loss carryforward.

Statement of cash flows

The Company was in a cash overdraft position as of June 30, 1996 and 1995.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within 90 days. The following is supplementary cash flows information: interest paid in 1996 and 1995 was $63,398 and $37,455, respectively. See Notes 7 and 12 for other noncash transactions.

Note 2 - Accounts Receivable:

The Company sells its accounts receivable to a related party (Inverness Corporation) at 80% of the face value. Under the agreement, which expires in June 1997 when the account is received, the Company is entitled to the residual (20%) less a fee to the related party of 2%, 4% or 6% if not collected within thirty, sixty or ninety days, respectively. If the account is not collected within ninety days, the Company is required to purchase back the account at full face value.

Note 3 - Inventories:
                                                         1996           1995
                                                         ----           ----
At June 30, inventories consisted of the following:

  Raw materials                                        $  99,203      $  82,603
  Work in process                                         58,714         65,255
  Finished goods                                          16,569         53,649
                                                       ---------      ---------

                                                       $ 174,486      $ 201,507
                                                       =========      =========

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 4 - Equipment:

Equipment is summarized by major classifications as follows:

                                                           1995          1996
                                                           ----          ----
     Leasehold improvements                              $  2,250      $  2,250
     Machinery and equipment                               34,589        34,589
     Furniture and fixtures                                 8,811         8,811
                                                         --------      --------

                                                           45,650        45,650
         Less: accumulated depreciation                    41,153        39,518
                                                         --------      --------

                                                         $  4,497      $  6,132
                                                         ========      ========
Note 5 - Operating Lease:

The Company leases its office and manufacturing facilities under an operating lease which expires February 28, 1998.

Minimum future rental payments under this noncancelable lease are as follows:

              Year ending June 30                                Amount
              -------------------                                ------
                     1997                                       $ 44,340
                     1998                                         30,529
                                                                --------

        Total minimum future rental payments                    $ 74,869
                                                                ========

Rental expense, including real estate taxes, for the years ended June 30, 1996 and 1995 was $45,382 and $41,985, respectively.

The Company is currently in default on their lease agreement due to its failure to maintain adequate insurance coverage and, due to the order of the bankruptcy court, the assignment of more than thirty percent of the outstanding shares of stock, which is a deemed assignment of the lease.

Note 6 - Reorganization:

During the year ended June 30, 1994, the Company emerged from Chapter 11 of the Federal bankruptcy court - State of New York. In accordance with the terms set by the bankruptcy court, unsecured creditors agreed to accept twenty percent of the amount due to them for pre-petition claims (five percent upon emerging from bankruptcy and the remaining 15% over a period of three years).

The amounts due to these unsecured creditors, as well as other amounts due to various taxing authorities, are due and payable with interest as follows:

                                                                   June 30
                                                                   -------
                                                              1996        1995
                                                              ----        ----
Class VI creditors (former unsecured creditors),
  payable in three annual payments of $10,207
  without interest                                          $ 30,620    $ 30,620

Class V creditors (taxing authorities and union
  fees), payable in quarterly payments of $12,292
  principal plus interest accruing at a rate of
  nine percent through September 1998                        231,035     214,345
                                                            --------    --------

                                                            $261,655    $244,965
                                                            ========    ========

As of June 30, 1996 and 1995, the Company is in default due to its failing to make all appropriate payments as required by the bankruptcy court. These amounts are, therefore, shown as current liabilities.

During October 1996, in conjunction with the acquisition and related financing, the Company made all appropriate principal payments to make them current. (See
Note 12)

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 7 - Long-term Debt:
                                                             1996        1995
                                                             ----        ----
Installment note, originally $130,500 payable to stockholders which requires monthly interest only payments through May 31, 1995 at 9% per annum above the prime rate. Principal payments were scheduled to begin June 1, 1995 in monthly installments of $1,900 plus interest through May 31, 1997. The remaining principal balance is due and payable June 1, 1997. On
  June 22, 1995, $25,000 of this debt was converted to equity representing 149,468 shares of common stock.
  This note is secured by deposits, credits and property of the Company. This note was paid in full
  October 11, 1996. (See Note 12)

  The note payable contains certain restrictive
  covenants. The Company is currently not in compliance
  with one of the covenants due to the fact that it has
  not maintained the required insurance coverage on its
  property. The stockholders have waived this
  requirement for the year ended June 30, 1996 and
  1995.                                                   $  105,500   $ 105,500

Debenture payable to MarTek Group bearing interest at
  10% per annum, due and payable including accrued
  interest on June 30, 1995. On July 31, 1996, the
  Company agreed to pay $185,000 in an out-of-court
  arrangement resulting from a lawsuit brought by the
  owners of MarTek Group. This settlement will relieve
  the principal balance of $146,875 and accrued
  interest of $19,421 at June 30, 1996. The additional
  $18,704, primarily representing reimbursement of
  costs claimed, is reflected as an expense in the
  current year financial statements. This amount was
  paid on September 27, 1996.                                185,000     146,875

Revolving loan agreement payable to Inverness
  Corporation, a commercial financing institution and,
  affiliate of a stockholder, has a maximum borrowing
  capacity of $700,000 at June 30, 1996 bearing
  interest at 15%. On July 29, 1996, the maximum
  borrowing was increased to $1,200,000. This note is
  secured by all equipment, fixtures, inventory and
  accounts receivable of the Company. This balance was
  fully repaid October 11, 1996. (See Note 12)               834,097     168,337

Debenture payable to four stockholders bearing
  interest at 10% per annum, due and payable including
  accrued interest on June 30, 1995. On September 15,
  1995, this amount was converted to 215,234 shares of
  common stock.                                                 --        36,000
                                                           ---------   ---------

                                                           1,124,597     456,712

   Less: current portion                                   1,124,597     374,012
                                                           ---------   ---------

   Long-term debt, net of current portion                 $     --     $  82,700
                                                          ==========   =========

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 8 - Stockholders' Equity:

The shareholders approved on April 20, 1995, the authorization of a class of 1,000,000 shares of blank check preferred stock with a par value of $.01. As of June 30, 1996, none of these shares have been issued. They also approved the authorization of an additional 7,973,209 shares of common stock.

During June 1995, the Board of Directors changed the par value of the Company's common stock from $.10 per share to $.0001 per share, which resulted in a decrease in the carrying value of the common stock of $217,408 and an identical increase in paid in capital.

As of June 30, 1996, 2,391,493 shares of common stock have been issued and are outstanding. The weighted average number of outstanding shares used in the computation of earnings per share for the years ended June 30, 1996 and 1995 were 2,346,055 and 2,030,113, respectively.

On September 15, 1995, Venture Partners, Ltd. transferred 810,716 restricted shares of common stock, plus an additional 261,312 unrestricted shares of common stock, to its affiliate Millenia Capital Holding, LLC.

Note 9 - Investment in Partnership:

This amount represents a 2.2% investment as a limited partner in a real estate partnership. The investment value is based on the equity method, which approximates market.

Note 10 - Reincorporation:

On April 20, 1995, the stockholders approved a resolution calling for the reincorporation of the Company under Delaware law by merging the Company into a Delaware corporation also named Power Designs, Inc. The merger remains unexecuted pending approval by the New York State Department of State, Division of Corporations.

Note 11 - Stock Option Plan:

The Board of Directors adopted an incentive stock option plan (The Plan), which provides for the issuance of up to the lesser of 24% of the issued and outstanding common stock or 1,000,000 shares of common stock. Stock options can be issued at the discretion of the Board of Directors. The administrator of the plan has issued incentive stock options for 121,608 shares of common stock. The plan was approved by vote of the stockholders on April 20, 1995.

                                                          Shares Under Option
                                                          -------------------
          Outstanding June 30, 1994                               --

          Granted during the fiscal year 1995                  121,608
                                                               -------

          Outstanding at June 30, 1996 and 1995
            and exercisable through April 30, 1999
            (at prices ranging from $.01 to $.25
            per share)                                         121,608
                                                               =======

At June 30, 1996, there were 878,392 shares reserved for future grants.

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 12 - Subsequent Events:

On October 11, 1996, a wholly owned subsidiary of Power Designs, Inc. (PDIXF Acquisition Corporation) acquired for approximately $4,430,000, the net assets of two divisions of Penril Datacomm Networks, Inc. These two divisions, Technipower Power, Inc. and Constant Power, Inc., are manufacturers of power supplies, auto transformers, power line conditioners and uninterruptable power supplies. Additionally, the Company repaid loans, notes payable and obligations to creditors totalling approximately $1,490,000 that existed as of October 11, 1996. The Company also incurred approximately $260,000 in costs (financing and organizational) related to the transaction.

Funding for the above transaction (approximately $6,180,000) was provided by the following:

       316,743 shares of preferred stock convertible to
          common stock at a conversion rate to be determined
          at a future date                                       $   265,000
       Warrants convertible into 416,749 shares of
          common stock at 87.5 cents per share                         7,000
       Subordinate debt from six individuals and
          a limited partnership                                    1,087,000
       Note payable to Inverness Corporation
          (Due April 1, 1998)                                      2,290,000
       Seller financing (Due 12/31/96)                             2,750,000

          Total sources                                            6,399,000

       Less:  cash deposited into PDIXF Corp.
          for working capital                                       (219,000)
                                                                 -----------

                                                                 $ 6,180,000
                                                                 ===========

The Company expects to do a secondary stock offering prior to December 31, 1996, which would provide the funds to repay the seller financing provided by Penril. Should a secondary offering not occur by this date, bridge financing will need to be secured. The Company is simultaneously working to arrange that financing.

The following proforma condensed balance sheet gives effect to the above event as if it had occurred on June 30, 1996 without giving effect to operating results through this period:

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 12 - Subsequent Events: (Continued)

                        Proforma Condensed Balance Sheet
                                At June 30, 1996

                                        As Reported          Proforma
                                      In Accompanying     Adjustments for     Proforma
                                         Financial           Subsequent       Balance
                                         Statements            Funds           Sheet
                                      ---------------     ---------------     --------
               ASSETS
Current assets:
  Cash                                  $      --           $   219,000     $   219,000
  Accounts receivable                        33,395             582,000         615,395
  Inventories                               174,486           1,900,000       2,074,486
                                        -----------         -----------     -----------
    Total current assets                    207,881           2,701,000       2,908,881
                                        -----------         -----------     -----------
Property and equipment, less
  accumulated depreciation                    4,497             525,000         529,497
                                        -----------         -----------     -----------
Other assets:
  Acquisition deposit                       190,000            (190,000)           --
  Investment in partnership                  21,221                --            21,221
  Security deposits                           3,855                --             3,855
  Goodwill                                     --             1,973,000       1,973,000
  Financing fees and organizational
    costs                                      --               260,000         260,000
                                        -----------         -----------     -----------
                                            215,076           2,043,000       2,258,076
                                        -----------         -----------     -----------

                                        $   427,454         $ 5,269,000     $ 5,696,454
                                        ===========         ===========     ===========
   LIABILITIES AND STOCKHOLDERS'
              DEFICIT

Current liabilities:
  Seller financing                      $      --           $ 2,750,000     $ 2,750,000
  Cash overdraft                              5,940                --             5,940
  Accounts payable                           34,147             526,015         560,162
  Current portion of long-term debt       1,124,597          (1,124,597)           --
  Payables related to reorganization,
    including accrued interest              261,655            (120,256)        141,399
  Loan payable - affiliate                   71,251              (5,749)         65,502
  Accrued expenses                          101,783                --           101,783
  Accrued interest                           32,573             (32,573)           --
                                        -----------         -----------     -----------
    Total liabilities                     1,631,946           1,992,840       3,624,786
                                        -----------         -----------     -----------

Long-term debt:
  Notes payable - affiliates                   --             3,004,306       3,004,306
                                        -----------         -----------     -----------

Stockholders' deficit:
  Preferred stock                              --               264,854         264,854
  Common stock                                  240                --               240
  Additional paid in capital                820,732               7,000         827,732
  Deficit                                (2,025,464)               --        (2,025,464)
                                        -----------         -----------     -----------
    Total stockholders' deficit          (1,204,492)            271,854        (932,638)
                                        -----------         -----------     -----------

                                        $   427,454         $ 5,269,000     $ 5,696,454
                                        ===========         ===========     ===========

                               POWER DESIGNS, INC.

                                   ----------

                 Notes To The Consolidated Financial Statements

                   For The Years Ended June 30, 1996 and 1995

                                   ----------

Note 13 - Abandoned Acquisition:

During the year ended June 30, 1995, the Company entered into an acquisition agreement with Cycle Transformer, Inc. ("Cycle") and the MarTek Group ("MarTek"), under which MarTek agreed to transfer its right to purchase Cycle to the Company for $60,000. The Company negotiated for a capital infusion from Cycle and MarTek in the amount of $146,875. Power Designs advanced a total of approximately $76,000 to Cycle prior to June 30, 1995. This transaction was never fully consummated, and litigation ensued. On July 31, 1996, the Company agreed to pay Cycle, MarTek and the representative of MarTek $185,000 in an out-of-court settlement. This amount was paid on September 27, 1996. Additionally, the Company reimbursed an affiliate for advances made to Cycle on behalf of the Company for approximately $82,000 and incurred legal costs of approximately $25,000. The abandoned acquisition of $202,445 ($126,052 in 1996 and $76,393) in 1995 represents the losses incurred relative to these transactions including reimbursement of costs claimed by MarTek of approximately $19,000.