Form 10QSB
period 1996-09-30
POWER DESIGNS INC
filed 1996-12-10
CIK 79829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996       OR

| _ | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File No.  0-1921
                   ----------

                               POWER DESIGNS INC.
--------------------------------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

         New York                                              11-1708714
-------------------------------                               ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

14 Commerce Drive, Danbury, Connecticut                          11717
---------------------------------------                          -----
(Address of principal executive offices)                       (Zip Code)

                                 (203) 748-7001
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                 250 Executive Drive, Edgewood, New York, 11717
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes |_|  No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes |_|  No |X|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,391,493 as of November 13, 1996

Transitional Small Business Disclosure Format (check one)  Yes |_|  No |X|


                                    Page -1-

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                    Page -2-

                               POWER DESIGNS, INC.

                                    --------

                        Consolidated Financial Statements

                           September 30, 1996 and 1995

                                   (Unaudited)

                                      -----

                               POWER DESIGNS, INC.

                                    --------

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           September 30, 1996 and 1995

                                      -----

   ASSETS
                                                       1996          1995
                                                       ----          ----
Current assets:
  Accounts receivable                              $    71,162   $    35,074
  Inventories                                          207,297       201,507
  Prepaid expenses                                       4,452         4,079
                                                   -----------   -----------
     Total current assets                              282,911       240,660
                                                   -----------   -----------
Property and equipment, less
  accumulated depreciation                               4,246         6,132
                                                   -----------   -----------
Other  assets:
  Acquisition deposit                                  440,000          --
  Investment in partnership                             21,221        21,294
  Security deposits                                      3,855         3,855
                                                   -----------   -----------
                                                       465,076        25,149
                                                   -----------   -----------
                                                   $   752,233   $   271,941
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Cash overdraft                                   $     4,153   $     5,387
  Accounts payable and accrued expenses                201,673       166,241
  Current portion of long-term debt                  1,619,775       574,107
  Payables related to reorganization
    including accrued interest                         261,531       237,804
                                                   -----------   -----------
     Total liabilities                               2,087,132       983,539
                                                   -----------   -----------

Stockholders' deficit:
  Common stock; $.0001 par value, 10,000,000
    shares authorized, 2,391,493 shares
    issued and outstanding at September 30, 1996;
    2,176,259 shares, issued and outstanding
    at September 30, 1995                                  240           218
  Preferred stock; $.01 par value; 1,000,000
    shares authorized; shares issued and
    outstanding - none                                    --            --
  Additional paid in capital                           820,732       784,754
  Deficit                                           (2,155,871)   (1,496,570)
                                                   -----------   -----------
     Total stockholders' deficit                    (1,334,899)     (711,598)
                                                   -----------   -----------
                                                   $   752,233   $   271,941
                                                   ===========   ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               POWER DESIGNS, INC.

                                    ---------

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

             For The Three Months ended September 30, 1996 and 1995

                                      -----

                                                       1996          1995
                                                       ----          ----
Net sales                                          $    90,502   $    42,331

Cost of sales                                           79,642        08,431
                                                   -----------   -----------
Gross profit                                            10,860        33,900

Selling, general and administrative expense            108,320        70,294
                                                   -----------   -----------
Net loss before other income (expense)                 (97,460)      (36,394)
                                                   -----------   -----------

Other income (expense):
  Investment income                                      1,000         8,231
  Interest expense                                     (33,947)      (16,475)
                                                   -----------   -----------
                                                       (32,947)       (8,244)
                                                   -----------   -----------
Net loss                                           $  (130,407)  $   (44,638)
                                                   ===========   ===========
Net loss per share                                 $      (.05)  $      (.02)
                                                   ===========   ===========

         The accompanying notes are an integral part of these condensed financial statements.

                              POWER DESIGNS, INC.

                                    --------

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                  (Unaudited)

             For The Three Months Ended September 30, 1996 and 1995

                                     -----

                                Shares
                                Common                      Additional
                                Stock          Common        Paid In
                              Outstanding       Stock        Capital         Deficit          Total
                              -----------       -----        -------         -------          -----
Balance, June 30, 1995         2,176,259    $       218    $   784,745    $(1,451,932)    $  (666,960)

Net loss                            --             --             --          (44,638)        (44,638)
                             -----------    -----------    -----------    -----------     -----------

Balance, September 30, 1995    2,176,259    $       218    $   784,754    $(1,496,570)    $  (711,598)
                             ===========    ===========    ===========    ===========     ===========

Balance, June 30, 1996         2,391,493    $       240    $   820,732    $(2,025,464)    $(1,204,492)

Net loss                            --             --             --         (130,407)       (130,407)
                             -----------    -----------    -----------    -----------     -----------

Balance, September 30, 1996    2,391,493    $       240    $   820,732    $(2,155,868)    $(1,334,899)
                             ===========    ===========    ===========    ===========     ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               POWER DESIGNS, INC.

                                    --------

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 1996 and 1995

                                     ------

                                                       1996          1995
                                                       ----          ----
Cash flows from operating activities:
  Net loss                                         $  (130,407)  $   (44,638)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation                                           251          --
      (Increase) decrease in:
        Accounts receivable                            (37,767)      (22,295)
        Inventories                                    (32,811)         --
        Prepaid expenses                                (4,452)         (356)
        Other assets                                  (250,000)         --
      Increase (decrease) in:
        Accounts payable and accrued expenses           33,170        (6,894)
        Payables related to reorganization                (124)       (7,161)
                                                   -----------   -----------

Cash flows used in operating activities               (422,140)      (81,344)
                                                   -----------   -----------

Cash flows from financing activities:
        Advances from affiliate                        (71,251)      (34,291)
        Cash received from long-term financing         495,178       117,395
                                                   -----------   -----------

Cash flows provided by financing activities            423,927        83,004
                                                   -----------   -----------

Net increase in cash                                     1,787         1,660

Cash overdraft, beginning of year                       (5,940)       (7,047)
                                                   -----------   -----------

Cash overdraft, end of year                        $    (4,153)  $    (5,387)
                                                   ===========   ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               POWER DESIGNS, INC.

                                    --------

            Notes To The Condensed Consolidated Financial Statements

             For The Three Months Ended September 30, 1996 and 1995

                                      -----

Note 1 - Basis of Presentation:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Subsequent Events:

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

The following proforma condensed balance sheet gives effect to the above event as if it had occurred on September 30, 1996 without giving effect to operating results through this period:

                               POWER DESIGNS, INC.

                                    --------

            Notes To The Condensed Consolidated Financial Statements

             For The Three Months Ended September 30, 1996 and 1995

                                      -----

Note 2 - Subsequent Events: (Continued)

                        Proforma Condensed Balance Sheet
                              At September 30, 1996

                                                   As Reported               Proforma
                                                 In Accompanying          Adjustments for          Proforma
                                              Financial Statements       Subsequent Funds        Balance Sheet
                                              --------------------       ----------------        -------------
               ASSETS
Current assets:
   Cash                                           $       --              $    219,000           $     219,000
   Accounts receivable                                  71,162                 582,000                 653,162
   Inventories                                         207,297               1,900,000               2,107,297
   Prepaid expenses                                      4,452                    --                     4,452
                                                  ------------            ------------           -------------
     Total current assets                              282,911               2,701,000               2,983,911
                                                  ------------            ------------           -------------

Property and equipment, less accumulated
   depreciation                                          4,246                 525,000                 529,246
                                                  ------------            ------------           -------------

Other assets:
   Acquisition deposit                                 440,000                (190,000)                250,000
   Investment in partnership                            21,221                    --                    21,221
   Security deposits                                     3,855                    --                     3,855
   Goodwill                                               --                 1,973,000               1,973,000
   Financing fees and organizational costs                --                   260,000                 260,000
                                                  ------------            ------------           -------------
                                                       465,076               2,043,000               2,508,076
                                                  ------------            ------------           -------------
                                                  $    752,233            $  5,269,000           $   6,021,233
                                                  ============            ============           =============
    LIABILITIES AND STOCKHOLDERS'
               DEFICIT

Current liabilities:
   Seller financing                               $       --              $  2,750,000           $   2,750,000
   Cash overdraft                                        4,153                    --                     4,153
   Accounts payable and accrued expenses               201,673                 493,442                 695,115
   Current portion of long-term debt                 1,619,775              (1,130,346)                489,429
   Payables related to reorganization,
     including accrued interest                        261,531                (120,256)                141,275
                                                  ------------            -------------          -------------
     Total liabilities                               2,087,132               1,992,840               4,079,972
                                                  ------------            ------------           -------------
Long-term debt:
   Notes payable - affiliates                             --                 3,004,306               3,004,306
                                                  ------------            ------------           -------------

Stockholders' deficit:
   Preferred stock                                        --                   264,854                 264,854
   Common stock                                            240                    --                       240
   Additional paid in capital                          820,732                   7,000                 827,732
   Deficit                                          (2,155,871)                   --                (2,155,871)
                                                  ------------            ------------           -------------
     Total stockholders' deficit                    (1,334,899)                271,854              (1,063,045)
                                                  ------------            ------------           -------------
                                                  $    752,233            $  5,269,000           $   6,021,233
                                                  ============            ============           =============

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      Current Developments

      During the first quarter of fiscal year 1997, the issuer focused primarily on its search for suitable acquisition candidates. On October 11, 1996, after the end of the reporting period, the issuer purchased the assets of two subsidiaries of Penril Datacomm Networks, Inc. That acquisition was reported on a Form 8-K dated October 28, 1996. After the transaction was completed, the issuer also began taking steps to wind down operations at its Long Island headquarters, so that it could consolidate its managerial and manufacturing operations at the former Penril sites in Connecticut. This move was completed on November 5, 1996.

      As is discussed in more detail in "Liquidity and Capital Resources" below, the issuer received additional financing of about $6.2 million and issued shares of a new class of preferred stock, $.01 par value, in connection with the acquisition.

      In early 1995, the issuer's shareholders approved a resolution calling for the reincorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs Inc. The merger remains unexecuted pending approval by the New York State Department of State, Division of Corporations.

      At the end of fiscal year 1995, the issuer had entered into an acquisition agreement with Cycle Transformer, Inc. ("Cycle") and the MarTek Group ("MarTek"), under which MarTek agreed to transfer its right to purchase Cycle to the issuer for $60,000. Concurrently, the issuer received a capital infusion from the MarTek's owners in the amount of $146,875. The acquisition of Cycle was later abandoned, and litigation ensued. Subsequent to the end of the fiscal year, the issuer agreed to pay MarTek, its owners and their representatives $185,000 in an out-of-court settlement. The full amount was paid on September 27, 1996.

      Liquidity and capital resources.

      In addition to the issuer's efforts to find a suitable acquisition candidate, during the quarter ended September 30, 1996 it pursued opportunities for additional funding, in order to address its continuing shortage of working capital. Lack of funds for marketing efforts, in combination with the technical and custom production aspects of the issuer's non-standard products, have hindered expansion of sales. Accordingly, additional working capital must be obtained to finance current operations and debts, and to fund future investment.

      In particular, when the issuer emerged from bankruptcy in 1994 it entered into a plan of reorganization which requires payments to pre-bankruptcy creditors of


                                    Page -9-
approximately $59,000 per year through fiscal 1997 and $49,000 from then through fiscal 2000. It also received a loan of $130,500 from Venture Partners, Ltd., acting as agent, which requires monthly payments of principal of $1,900 from June 30, 1995 through May 31, 1997, and a single balloon payment of $84,900 at June 30, 1997. Finally, the issuer has capital investment requirements of approximately $50,000 per year and deferrable capital investment requirements of approximately $25,000 per year.

      Beginning in fiscal year 1995, Venture Partners arranged for the issuer to obtain additional capital through a Revolving Loan Agreement with a Venture Partners affiliate, Inverness Corporation ("Inverness"). The note under the Loan Agreement provided for 15% annual interest and, as of July 1, 1995, a credit line of $200,000. The maximum credit line was raised to $700,000 as of June 30, 1996, at which point the issuer in fact owed $834,097. Accordingly, the credit line was again raised on July 31, 1996, to $1,200,000.

      During fiscal year 1995 the issuer issued a debenture to the MarTek Group for $146,875, which was due on June 30, 1995 and carried interest of 10% per annum. This debt remained outstanding until September 27, 1996, when the issuer repaid it pursuant to an out-of-court arrangement with MarTek (see Part II, Item 1 below -- "Legal Proceedings").

      Subsequent to the end of the reporting period, on October 11, 1996, the issuer obtained significant additional outside financing, totalling approximately $6.2 million. The financing consisted of three primary components: a private placement of debt and equity securities for $1,087,000 to six individuals and a limited partnership; a note payable to Inverness in the amount of $2,290,000, and short-term seller financing from Penril of $2.75 million, due on December 31, 1996. As part of the acquisition and financing, the issuer created a class of preferred stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995. Shares of such preferred stock were included with the securities placed with the six individuals and limited partnership.

      The financing permitted the issuer to pay in full several of the debts mentioned above: the payments required under the plan of reorganization to pre-bankruptcy creditors; the $130,500 debt outstanding to Venture Partners as agent, and the full amount owed Inverness under the Revolving Loan Agreement.

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


                                    Page -10-

      The issuer currently has a deficit in shareholders' equity, meaning that amounts owed to its creditors, including without limitation Inverness Corp., exceed the value of its assets. As of the end of the reporting period, the issuer has no plans beyond the above to remedy the deficit in shareholders' equity.

      Certain statements contained in this Item 2 regarding matters that are not historical facts, including, among others, statements regarding the future adequacy of the issuer's working capital, its ability to raise capital through debt or equity offerings, its ability to maintain or improve its present cash flow, are forward looking statements (as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended). Such forward looking statements are not guarantees of future performance. There remain substantial risks that the issuer will be unable to obtain adequate financing to improve its performance and achieve its business goals.

      Results of operations

      The issuer's internal financial information for the period ended September 30, 1995 is limited because of personnel and procedural changes in the issuer's auditing department. Nevertheless, the issuer has concluded that it can prepare unaudited financial statements for those periods on a basis comparable to that of the fiscal 1997 financial statements.

      First three months of fiscal 1997 versus first three months of fiscal 1996

      As the issuer continued to focus its attention on the acquisition of the Penril assets, sales diminished by 35% during the reporting period as compared with the first quarter of fiscal 1996. Professional and managerial services required for the acquisition increased the issuer's selling, general and administrative expenses. Furthermore, interest expenses doubled as the issuer entered into the various loan agreements described above at "Liquidity and Capital Resources." Accordingly, total net loss tripled on a comparative basis between the two quarters. Management believes that the execution of the acquisition agreement and the additional capital resulting from the related transactions (described at "Liquidity and Capital Resources" above) will allow the issuer to stabilize its financial position and increase cash flow. In particular, the product lines acquired from Penril are hoped to provide substantial new marketing opportunities and form a basis for expansion.

      Certain statements contained in this Item 6 regarding matters that are not historical facts, including, among others, statements regarding future effects of the October 11, 1996 acquisition, the future adequacy of the issuer's working capital, its ability to raise capital through debt or equity offerings, and its ability to maintain or improve its present cash flow, are forward looking statements (as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended). Such forward looking statements are not guarantees of future performance. There


                                    Page -11-
remain substantial risks that the issuer will be unable to obtain adequate financing to improve its performance and achieve its business goals.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On July 31, 1996 the issuer agreed to pay $185,000 in an out-of-court arrangement to settle a lawsuit brought by two former directors of the issuer. The full amount was paid on September 27, 1996, and relieved a debt of $146,875 owed to a company the two former directors controlled, plus accrued interest (see Item 6 -- "Management's Discussion and Analysis -- Liquidity and Capital Resources").

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the reporting period covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:  None

      (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 9, 1996            POWER DESIGNS INC.
                                   ------------------
                                     (Registrant)


                                   By: /s/ Rudolf Zeidler
                                       ---------------------------
                                        Rudolf Zeidler, President


                                    Page -12-