Form 10QSB
period 1996-12-31
POWER DESIGNS INC
filed 1997-02-19
CIK 79829

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark one)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission File No.        0-1921

                               POWER DESIGNS INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

         New York                                          11-1708714
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

14 Commerce Drive, Danbury, Connecticut                                11717
----------------------------------------                             ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No __X_

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,391,493 as of 1997

Transitional Small Business Disclosure Format (check one)  Yes |_|   No |X|


                                   Page - 1 -

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                 Page - 1 -

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           December 31, 1996 and 1995


                                                          1996          1995
                                                          ----          ----


ASSETS

Current assets:
 Cash                                                 $     6,003   $     4,148
 Accounts receivable                                    1,100,315        17,392
 Inventories                                            2,218,330       236,228
 Prepaid expenses                                           5,571         3,953
                                                      -----------   -----------

  Total current assets                                  3,330,219       261,721
                                                      -----------   -----------

Property and equipment, less accumulated depreciation     536,092         6,132
                                                      -----------   -----------

Other assets:
 Acquisition deposit                                         --            --
 Investment in partnership                                 21,221        21,294
 Security deposits                                          3,855         3,855
 Goodwill                                               1,962,724          --
 Financing fees and organizational costs                  256,269          --
                                                      -----------   -----------

                                                        2,244,069        25,149
                                                      -----------   -----------

                                                      $ 6,110,380   $   293,002
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS'
           DEFICIT

Current liabilities:
 Seller financing                                     $ 2,750,000   $         0
 Cash overdraft                                            17,381          --
 Accounts payable and accrued expenses                  1,454,687       193,975
 Intercompany payables                                       --            --
 Current portion of long-term debt                           --         475,206
 Payables related to reorganization,
    including accrued interest                            143,609        59,375
                                                      -----------   -----------

    Total liabilities                                   4,365,677       728,556
                                                      -----------   -----------


Long-term debt:
 Accrued liabilities - other                                 --         306,946
 Notes payable - affiliates                             4,112,986          --
                                                      -----------   -----------

                                                        4,112,986       306,946
                                                      -----------   -----------

Stockholders' deficit
 Preferred stock                                          264,854          --
 Common stock                                                 240           218
 Additional paid in capital                               827,732       784,754
 Deficit                                               (3,461,111)   (1,527,472)
                                                      -----------   -----------

    Total stockholders' deficit                        (2,368,285)     (742,500)
                                                      -----------   -----------

                                                      $ 6,110,380   $   293,002
                                                      ===========   ===========

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1996 and 1995






                                      3 months ended      3 months ended       6 months ended       6 months ended
                                    December 31, 1996    December 31, 1995    December 31, 1996   December 31, 1995

Net Sales                               $ 1,239,232           $ 175,763         $ 1,329,734           $ 318,094

Cost of Sales                               997,556              91,709           1,077,198             200,140
                                        -----------           ---------         -----------           ---------

Gross profit                                241,676              84,054             252,536             117,954

Selling, general and admin. expense       1,326,104              87,028           1,434,424             157,322
                                        -----------           ---------         -----------           ---------

Net loss before other income (expense)   (1,084,428)             (2,974)         (1,181,888)            (39,368)
                                        -----------           ---------         -----------           ---------

Other income (expense):
  Investment income                             500                --                 1,500               8,231
  Interest expense                         (216,486)            (27,928)           (250,433)            (44,403)
                                        -----------           ---------         -----------           ---------

                                           (215,986)            (27,928)           (248,933)            (36,172)
                                        -----------           ---------         -----------           ---------

Net loss                                ($1,300,414)          ($ 30,902)        ($1,430,821)          ($ 75,540)
                                        ===========           =========         ===========           =========


Net loss per share                      ($     0.54)          ($   0.01)        ($     0.60)          ($   0.03)
                                        ===========           =========         ===========           =========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1996 and 1995



                                  Shares         Shares
                                Preferred        Common                                   Additional
                                  Stock           Stock       Preferred       Common       Paid In
                               Outstanding     Outstanding      Stock          Stock        Capital        Deficit         Total
                               -----------     -----------      -----          -----        -------        -------         -----


Balance, June 30, 1995                   0      2,176,259    $         0    $       218   $   784,754    ($1,451,932)   ($  666,960)

Net loss                              --             --             --             --            --          (44,638)       (44,638)

Balance, September 30, 1995           --        2,176,259           --              218       784,754     (1,496,570)      (711,598)

Net loss                              --             --             --             --            --          (30,902)       (30,902)
                               -----------    -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1995               0      2,176,259    $         0    $       218   $   784,754    ($1,527,472)   ($  742,500)
                               ===========    ===========    ===========    ===========   ===========    ===========    ===========



Balance, June 30, 1996                   0      2,391,493    $         0    $       240   $   820,732    ($2,025,464)   ($1,204,492)

Net loss                              --             --             --             --            --         (130,407)      (130,407)

Balance, September 30, 1996           --        2,391,493           --              240       820,732     (2,155,871)    (1,334,899)

Dividends accrued                     --             --             --             --            --           (4,826)        (4,826)

Stock issuance                     316,473           --          264,854           --           7,000           --          271,854

Net loss                              --             --             --             --            --       (1,300,414)    (1,300,414)
                               -----------    -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1996         316,473      2,391,493    $   264,854    $       240   $   827,732    ($3,461,111)   ($2,368,285)
                               ===========    ===========    ===========    ===========   ===========    ===========    ===========

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1996 and 1995


                                                        3 months ended      3 months ended      6 months ended      6 months ended
                                                       December 31, 1996   December 31, 1995   December 31, 1996   December 31, 1995

Cash flows from operating activities:
  Net loss                                                ($1,300,414)         ($   30,902)       ($1,430,821)       ($   75,540)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation                                           29,942                 --               30,193               --
        (Increase) decrease in:
        Accounts receivable                                  (447,152)              17,682           (484,919)            (4,613)
        Inventories                                          (111,032)             (34,721)          (143,843)           (34,721)
        Prepaid Expenses                                       (1,119)                 126             (5,571)              (230)
        Other assets                                            4,007                 --              (55,993)              --
     Increase (decrease) in:
        Accounts payable and accrued expenses                 759,573               27,734            792,743             20,840
        Payables related to reorganization                   (117,922)            (178,429)          (118,046)          (185,590)
                                                          -----------          -----------        -----------        -----------

Cash flows used in operating activities                    (1,184,117)            (198,510)        (1,416,257)          (279,854)
                                                          -----------          -----------        -----------        -----------

Cash flows used in investing activities:
        Purchase of property and equipment                    (36,787)                --              (36,787)              --
                                                          -----------          -----------        -----------        -----------

Cash flows from (used in) financing activities:
       Advances from affiliates                             2,493,211                 --            2,421,960            (34,391)
       Acquisition of Penril net assets *                  (1,546,558)                --           (1,736,558)              --
       Cash received from long term financing                 495,178              325,440
       Cash received from stock issuance net of
             declared dividends                               267,027                 --              267,027               --
                                                          -----------          -----------        -----------        -----------

Cash flows provided by financing activities                 1,213,680              208,045          1,447,607            291,049
                                                          -----------          -----------        -----------        -----------

Net increase (decrease) in cash                                (7,224)               9,535             (5,437)            11,195

Cash (overdraft), beginning of period                          (4,153)              (5,387)            (5,940)            (7,047)
                                                          -----------          -----------        -----------        -----------

Cash (overdraft), end of period                           ($   11,377)         $     4,148        ($   11,377)       $     4,148
                                                          ===========          ===========        ===========        ===========


* In addition the company received $2,750,000 in seller financing to purchase assets and assume liabilities from Penril (see Note 2).

                               POWER DESIGNS, INC.

                                    ---------

             Notes To The Condensed Consolidated Financial Statement

          For The Three and Six Months Ended December 31, 1996 and 1995

                                    --------

Note 1 - Basis of Presentation:

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods shown.

The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended December 31, 1996 include the operations of PDIXF Acquisition Corporation (see Note 2) for the period October 11, 1996 through December 31, 1996.

Note 2 - Significant Events:

On October 11, 1996, a wholly owned subsidiary of Power Designs, Inc. (PDIXF Acquisition Corporation) acquired for approximately $4,430,000, the assets of two divisions of Penril Datacomm Networks, Inc. (PENRIL). These two divisions, Technipower, Inc. and Constant Power, Inc., are manufacturers of power supplies, auto transformers, power line conditioners and uninterruptable power supplies. Additionally, the Company repaid loans, notes payable and obligations to creditors totaling approximately $1,490,000 that existed as of October 11, 1996. The Company also incurred approximately $260,000 in costs (financing and organizational) related to the transaction.

Funding for the above transaction ( approximately $6,180,000 ) was provided by the following:

         316,743 shares of preferred stock convertible to
           common stock at a conversion rate to be determined
           at a future date                                     $   265,000
         Warrants convertible into 416,749 shares of
           common stock at 87.5 cents per share                       7,000
         Subordinate debt from six individuals and
           a limited partnership                                  1,087,000
         Note payable to Inverness Corporation
           (Due April 1, 1998)                                    2,290,000
         Seller financing (Due 12/31/96)                          2,750,000
                                                                -----------
           Total sources                                          6,399,000
         Less:  cash deposited into PDIXF Corp.
           for working capital                                  (   219,000)
                                                                -----------
                                                                $ 6,180,000
                                                                ===========

The Company has defaulted on the $2,750,000 note (secured by the majority of the assets owned by Power Designs, Inc. due to Penril at December 31, 1996). As a result of the default, the company is in breach of its asset purchase agreement. As of this date, the Company and Penril are continuing discussions to cure the default but no agreement has been reached. Although Penril has taken no action, they have also failed to waive either the default or the consequent breach.

The Company expects to do a secondary stock offering subsequent to December 31, 1996 which would provide the funds to repay the seller financing provided by Penril. The Company is simultaneously working to arrange the necessary bridge financing needed until such time as that offering occurs.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      Current Developments

      On October 11, 1996, the issuer, through its wholly-owned subsidiary PDIXF Acquisition Corp. ("PAC") purchased the assets of Technipower, Inc. ("TPI"), Constant Power, Inc. ("CPI"), two subsidiaries of Penril Datacomm Networks, Inc ("Penril"), under an Asset Purchase Agreement (the "Agreement"). That acquisition was reported on a Form 8-K dated October 28, 1996. After the transaction was completed, the issuer also began taking steps to wind down operations at its Long Island headquarters, so that it could consolidate its managerial and manufacturing operations at former Penril sites in Connecticut. This move was completed on November 5, 1996.

      Under the terms of the Agreement, the issuer acquired all of the TPI and CPI assets employed in the manufacture of three product lines (the "Business"):
"Variac" autotransformers, "Mil Spec" power supplies and AC power protection devices. It intends to maintain the current use of these assets.

      Total consideration, which was determined through arms-length negotiations, consisted of $1,586,085 in cash, a $2,750,000 Term Note issued to Penril by PAC, a royalty equal to 2% of the Business's gross sales during the period from July 1, 1997 through June 30, 2001, and various assumed liabilities related to the acquired lines of business, valued at approximately $632,600. The Term Note bears annual interest of 2% above prime rate, and a maturity date of December 31, 1996. The Term Note is currently in default. See Part II -- Item 3. Defaults upon Senior Securities.

      As is discussed in more detail in "Liquidity and Capital Resources" below, funds for the transaction were obtained through additional financing.

      In addition, in early 1995, the issuer's shareholders approved a resolution calling for the reincorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs Inc. The merger remains unexecuted pending approval by the New York State Department of State, Division of Corporations.

      Liquidity and capital resources.

      On October 11, 1996, the issuer obtained outside financing totalling approximately $6.2 million. The financing consisted of three primary components: a private placement of debt and equity securities for $1,087,000 to six individuals and a limited partnership; a note payable to Inverness in the amount of $2,290,000, and a Term Note payable to Penril of $2.75 million, due on December 31, 1996. (The

                                   Page - 8 -

Term Note is currently in default. See Part II -- Item 3. Defaults upon Senior Securities.) As part of the acquisition and financing, the issuer also created a class of preferred stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995. Shares of such preferred stock were included with the securities placed with the six individuals and limited partnership.

      The financing permitted the issuer to pay in full several outstanding debts, including a loan of $130,500 from Venture Partners, Ltd., acting as agent, and a Revolving Loan Agreement with Inverness Corporation, under which the issuer had borrowed $834,097 as of June 30, 1996.

      In addition, when the issuer emerged from bankruptcy in 1994 it entered into a plan of reorganization that required payments to pre-bankruptcy creditors of approximately $59,000 per year through fiscal 1997 and $49,000 from then through fiscal 2000. The issuer is continuing to make these payments.

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

      Results of operations

      The issuer's internal financial information for the period ended December 31, 1995 is limited because of personnel and procedural changes in the issuer's auditing department. Nevertheless, the issuer has concluded that it can prepare unaudited

                                 Page - 9 -
financial statements for those periods on a basis comparable to that of the fiscal 1997 financial statements.

      First six months of fiscal 1997 versus first six months of fiscal 1996

      Results for the second quarter of fiscal 1997 reflect the acquisition of the Constant Power and Technipower assets, and therefore represent a substantial change from the figures for 1997's first quarter. Although gross profit more than doubled -- to $252,536 -- compared to first half of FY 1996, and net sales increased from $175,000 to $1.2 million, the combined entity experienced losses of $1.4 million as the constituent businesses worked to integrate their operations. Selling, general and administrative expenses were especially high over this period, reflecting extraordinary professional and other costs required to execute the acquisition and financing described above at Item 2. Furthermore, the interim statements reflect that as part of the consideration for the acquisition, the issuer agreed to assume accounts payable and other liabilities totalling over $1.4 million and undertook short-term debt of $2.75 million, bringing total current liabilities to $4.3 million. These acquisition-related costs thus increased in stockholder's deficit to approximately $2.3 million from $742,500.

      Because of the issuer's default on a $2.75 million note, disclosed at Part II -- Item 3 below, the issuer is in negotiations to obtain bridge financing to repay the note and provide working capital. No agreement has been reached at this time. Simultaneously, the issuer is preparing to undertake a secondary stock offering, which would provide the necessary funds for repayment and for capital needs.

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


                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

      As was reported on a Form 8-K dated January 14, 1997, on December 31, 1996, the issuer's wholly-owned subsidiary PDIXF Acquisition Corp. ("PAC") defaulted on a $2,750,000 Term Note (the "Note") to Penril Datacomm Networks, Inc. The note bears annual interest of 2% above prime rate. Because of the default, the issuer and PAC have breached the Asset Purchase Agreement described above at Item 2. -- Current Developments.

                                 Page - 10 -

      As of this Report, the issuer, PAC and Penril are continuing discussions to cure the default, but no agreement has been reached as of this report. Although Penril has taken no action against the issuer or PAC, Penril has also failed to waive either the default or the consequent breach.


Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted during the reporting period covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits


================================================================================
                                                                Page in
                                                                consecutively
Exhibit                                                Page     numbered copy
================================================================================


(10)  Material Contracts

  (i) Asset Purchase Agreement
            Incorporated by Reference to the Report
            On Form 8-K dated October 28, 1996

  (ii) $2,750,000 Term Note
            Incorporated by Reference to the Report
            On Form 8-K dated October 28, 1996



                                 Page - 11 -

      (b) A report on Form 8-K was filed on October 28, 1996. Subsequent to the end of the quarter, a report on Form 8-K was filed on January 14, 1997, reporting the default described at Item 3 above.

                                  SIGNATURES

      Pursuant to the requirements of the Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 18, 1997           POWER DESIGNS INC.
                                   ------------------
                                  (Registrant)



                                   By:    /s/ Rudolf Zeidler
                                       ----------------------------------
                                          Rudolf Zeidler, President



                                 Page - 12 -