Form 10KSB
period 1996-12-31
POWER DESIGNS INC
filed 1997-03-31
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended                  Commission File
                      December 31, 1996                     Number 0-17838

                            HUDSON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

         A New York Corporation           IRS Employer Identification
                                                No. 16-1312167

            Address                            Telephone Number

   One Airport Way, Suite 200                   (716) 436-6000
   Rochester, New York 14624

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Exchange on
Title of Each Class                                        which Registered

      None                                                        None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                              (Title of the Class)

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X                         No
                  ------------                       -----------

The Registrant's revenues for the year ended December 31, 1996 $14,148,049.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau, Inc. as of the close of business on March 18, 1997) was $14,674,411 (2,730,123 shares at $5.375 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1997, is as follows:

                        4,787,462 Shares of Common Stock
                            Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 29, 1997, are incorporated by reference to Part III of the Form 10-KSB Report.

                                     PART 1

                         ITEM 1. DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

NARRATIVE DESCRIPTION OF BUSINESS

    Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL", which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The Company was incorporated in New York State on June 5, 1987.

    On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain. As a result of the Joint Venture Agreement, the Company has focused its efforts on acquiring, developing, building and managing various hotel products, including Microtels, which has been the Company's strength since acquiring Hudson Hotels Corporation in 1992. During 1996, the Company embarked upon a significant expansion and development program, as described in "Recent Developments" below.

    The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "suite" properties and to receive all royalties on fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites. Therefore, the Company retains all royalties on Microtels existing prior to the execution of the Joint Venture Agreement and the royalties attributable to the subsequently developed Microtels previously cited. As of December 31, 1996, the Company has the right to franchise and construct nineteen (19) Microtel properties and ten (10) suite properties.

    As a result of this agreement, the Company is no longer responsible for administration of the Microtel franchise. This includes regulatory compliance with the Federal Trade Commission ("FTC"), Microtel service marks, franchise sales, quality assurance inspections and franchise administration.

    In 1996, the Company embarked on a significant expansion and development program. Effective July 31, 1996, the Company acquired the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying minority general and limited partnership equity interests in exchange for 1,170,103 shares of the Company's common stock.

    The acquisition has been accounted for under the purchase method, and accordingly, the operating results of the five hotel partnerships acquired have been included in the consolidated operating results since the effective date of the acquisition, July 31, 1996. One of the partnerships acquired, Delray Beach Hotel Properties Limited, was previously included in the consolidated operating results of the Company prior to the acquisition, as the Company, in its capacity as sole general partner and by the terms of the partnership agreements, controlled the partnership of Delray Beach Hotel Properties Limited. The other partnerships acquired include Jamestown Hotel Properties, L.P.; Brookwood Hotel Properties; Ridge Road Hotel Properties, L.P.; and Muar Lakes Associates, L.P. See Item 2 for a detailed description of each property.

   On November 27, 1996, the Company acquired 12 hotel properties, consisting of eight (8) Fairfield Inns by Marriott(R) and four (4) Cricket Inns, from SB Motel Corp., a subsidiary of Salomon Brothers, Inc., and the subsidiaries of SB Motel Corp. which had been formed to hold each such hotel, pursuant to an Agreement of Purchase and Sale dated September 27, 1996, among the Company and its subsidiary, Hudson Hotels Properties Corp., as Purchaser and SB Motel Albany Corp., SB Motel Charleston Corp., SB Motel Richmond Corp., SB Motel Durham-Research Triangle Park Corp., SB Motel Cary Corp., SB Motel Statesville Corp., SB Motel Wilmington Corp., SB Motel Columbia Corp., SB Motel Virginia Beach Corp., SB Motel Durham-Duke Corp., SB Motel Raleigh Corp., and SB Motel Charlotte I-85 Corp. (the subsidiaries of SB Motel Corp. which held each property) (the Sellers). The Company acquired eleven of the properties into its newly-formed subsidiary, HH Properties-I, Inc., and the twelfth, the Virginia Beach Cricket Inn, into its newly formed subsidiary, HH Properties-VB, Inc. See
Item 2 for a detailed description of each property.

    The purchase price for the properties was $60,400,000, determined by arms-length negotiation with the Sellers, after analysis and valuation by the Company based upon historic and projected operating results of the properties. As part of its pre-closing due diligence, the Company obtained independent valuations of the twelve properties from HVS Valuation Services, which supported the negotiated purchase price. The purchase price was paid by issuing 370,657 shares of Company common stock, valued at $2,400,000, by issuing the Company's subordinated promissory note in the amount of $2,900,000 (maturing November 27, 1997) to the Seller, and by paying the balance of $55,100,000 in cash. The cash portion of the purchase price was obtained a) by placing a $37,470,000 mortgage issued by Nomura Asset Capital Corporation on the properties purchased by HH Properties-I, Inc.; b) by the Company securing $17,000,000 of mezzanine financing from Nomura Asset Capital Corporation; and c) by the Company utilizing $530,000 of its available capital.

    In addition to the consideration stated above, the Company has agreed to register the 370,657 shares issued to SB Motel Corp. for sale to the public within 180 days following closing, and the Company has granted to Salomon Brothers, Inc. a right of first refusal to undertake equity offerings on behalf of the Company. John P. Buza, an officer of the Seller, became a Director of the Company.

    As of December 31, 1996, the Company managed thirty one hotel properties located primarily in the Northeast and Southeast United States. Of the thirty one hotel properties under management, seventeen are owned directly by the Company. The properties it manages range from super budget "Microtel Inns" to full-service luxury hotels. It competes for management contracts with other hotel management companies. The management contracts are set forth on variations of the Company's standard form contract, for terms of one to ten years, and provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee typically as a percentage of gross revenues.

    The Company's portfolio of managed properties, owned, partially owned through partnerships in which the Company has a minority equity position, or owned by unrelated parties, are made up of the following national franchise affiliations:


=========================================== ----------------------- ----------------------- =======================
                                                                                                  PERCENT OF
                                                                          NUMBER OF            COMPANY'S TOTAL
                FRANCHISE                      NUMBER OF HOTELS          GUEST ROOMS             GUEST ROOMS
=========================================== ----------------------- ----------------------- =======================
                  OWNED
=========================================== ----------------------- ----------------------- =======================
Fairfield Inn                                         8                      953                    27.9%
=========================================== ----------------------- ----------------------- =======================
Comfort Inn                                           2                      184                     5.4%
=========================================== ----------------------- ----------------------- =======================
Econo Lodge                                           1                       65                     1.9%
=========================================== ----------------------- ----------------------- =======================
Cricket Inn                                           4                      580                    17.0%
=========================================== ----------------------- ----------------------- =======================
Independent                                           2                      178                     5.2%
=========================================== ----------------------- ----------------------- =======================
     MANAGED WITH FINANCIAL INTEREST
=========================================== ----------------------- ----------------------- =======================
Microtel Inn                                          7                      720                    21.2%
=========================================== ----------------------- ----------------------- =======================
Comfort Inn                                           1                       73                     2.1%
=========================================== ----------------------- ----------------------- =======================
Econo Lodge                                           1                      102                     3.0%
=========================================== ----------------------- ----------------------- =======================
Independent                                           1                      134                     3.9%
=========================================== ----------------------- ----------------------- =======================
              OTHER MANAGED
=========================================== ----------------------- ----------------------- =======================
Microtel Inn                                          3                      305                     8.9%
=========================================== ----------------------- ----------------------- =======================
Comfort Inn                                           1                      120                     3.5%
=========================================== ======================= ======================= =======================
                 TOTAL                                31                    3,414                    100%
=========================================== ======================= ======================= =======================



    The Company has a minority equity position, either as a general or a limited partner, in ten entities which own hotel properties. In addition, it is a general partner in Watertown Hotel Properties II, L.P., an entity which previously owned a hotel property and which now holds a mortgage upon a Microtel Inn which represents a portion of the sale price of this property.

    The Company, in its capacity as sole general partner and by the terms of the partnership agreement, controls this partnership. Consolidation of the revenues and expenses of this partnership provides no additional net income or loss to the Company than from reporting the investment under the equity method of accounting.

    In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract on a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit, which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company (see Note 15).

    The Company plans to continue to improve its position in the lodging industry by implementing the following strategies:

    Enhance operating performance of its existing hotels owned or under management. On November 27, 1996, the Company acquired 12 hotels from SB Motel Corp. The Company intends to utilize its operating, marketing and financial systems resources to enhance operating performance by maximizing revenues and reducing operating expenses.

    Develop and build Microtel Inns on sites acquired. Currently, the Company has acquired seven sites on which it plans to develop and build Microtel Inns (see Item 2, "Description of Property", for a detailed description of sites.) The Company intends on building out these sites, either itself or through hotel ventures in which the Company retains equity ownership interests. The Company believes that by developing and building Microtel Inns on its sites, it will increase revenues through hotel operating revenues (if company owned), franchise royalties (equity ownership interest), development fees (equity ownership interest) and management fees (equity ownership interest).

    Opportunistic acquisition of hotels. The Company intends to capitalize on its strength as an owner/operator by continuing to identify and pursue the acquisition of hotels. In 1996, the Company acquired twelve hotels for approximately $39,400 per room, totaling $60,400,000. This acquisition included eight (8) Fairfield Inns and four (4) Cricket Inns, all located in the Southeast. The Company believes that hotel acquisitions will provide future growth opportunities through increased cash flow and an incremental increase in the value of the hotels acquired.

    Based on the Company's plan for future growth, the Company believes that it would have experienced more opportunities to develop and build Microtel Inns and acquire hotels if it had adequate lending sources which could provide financing for construction of Microtel Inns or acquisition of hotels. The Company has identified institutions with lending capabilities and willingness to commit to financing and will try to capitalize on this by building Microtel Inns and acquiring hotels.

COMPANY PROPERTIES

    The Company currently owns seventeen (17) hotel properties in addition to having a minority equity interest in entities which own hotel properties. The Company also has seven (7) parcels of land under development, which it owns, and is diligently attempting to identify entities and institutions with lending capabilities and willingness to commit to the financing of Company-owned Microtel Inns. The Company has and will continue to develop various hotel products, including Microtel Inns, in which it will have an equity interest. See
Item 2 for a detailed description of each property.

FRANCHISING

    As a result of the Joint Venture Agreement with US Franchise Systems, Inc., the Company no longer franchises Microtels, and accordingly, is no longer subject to regulation by the Federal Trade Commission or the individual (50) states, with varying state requirements. The Company will continue to maintain its knowledge in regard to FTC and state regulations in the event that US Franchise Systems, Inc. does not meet its Development Schedule and does not cure any future default, if any, in which case the worldwide franchise rights revert back to the Company.

    As of March 31, 1995, there was a Master Franchise Agreement outstanding with Essex Microtel International Lodging, Inc. ("EMILI"), as Master Franchisee, pursuant to which EMILI acquired certain exclusive franchise licensing and development rights throughout Canada, but with the exception of the Province of Alberta. In consideration for the granting of those rights the Company had originally received a non-refundable initial master franchise fee of $350,000 in the form of a promissory note. An initial installment payment under the note in the amount of $150,000 was made prior to the end of fiscal year 1991 and the note provided for three additional annual installment payments of $66,667 each commencing February 13, 1992. The first installment was paid. The master franchise agreement was amended in 1993 and 1994.

    On June 30, 1995, a third amendment was executed by EMILI and the Company. The third amendment extended the Development Schedule to 10 1/4 years and made certain other changes. In addition, the Company obtained the absolute right, at its option, to terminate the Master Franchise Agreement in the event that the Company should negotiate the licensing or sale to a third party of the worldwide franchise rights. In connection with this amendment, EMILI paid the Company its entire remaining financial obligation. Effective October, 5, 1995, pursuant to the third amendment executed on June 30, 1995, the EMILI Master Franchise Agreement was terminated upon the Company signing a Joint Venture Agreement with US Franchise Systems, Inc. (see "Narrative Description of Business":)

    On September 30, 1991, the Company entered into an exclusive development agreement with S&E Hospitality Partnership, whereby the Company granted the rights to an unrelated party to develop and operate 75 Microtel hotels in Massachusetts, Rhode Island, Connecticut, New Jersey, Delaware, D.C., part of New York, Pennsylvania, Maryland, and Virginia. In consideration for these rights, the Company received a non-refundable payment of $500,000 for twenty franchises. The first of the 20 franchises was opened in Allentown, Pennsylvania in May, 1993. In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, pursuant to which S&E's partners retained the right to develop the remaining nineteen (19) Microtels for which S&E's partners have paid the non-refundable franchise fees. On June 30, 1995, one of the former partners of S&E sold 14 of its assigned prepaid franchises back to the Company for $200,000, which resulted in a $150,000 gain to the Company. The remaining five (5) prepaid franchises have been used for Microtel Inns located in Colonie, New York; Greensboro, North Carolina; Chattanooga, Tennessee; Raleigh, North Carolina; and Charlotte, North Carolina.

    On January 20, 1995, the Company terminated for cause its franchise agreement with Country Inn Hotel, Inc. for the Microtel located in Schenectady (Rotterdam), New York. The Company has commenced action against its former franchisee to collect termination fees and other amounts due, and to enforce its rights upon termination. This occurred prior to the signing of the Joint Venture Agreement with US Franchise Systems, Inc.

SERVICE MARKS

    As a result of the Joint Venture Agreement with US Franchise Systems, Inc. in 1995, the Company has transferred all proprietary marks relating to the "Microtel" name to US Franchise Systems, Inc.
The Company uses various national trade names pursuant to licensing arrangements with national franchisors which include: Microtel Inn, a registered trademark of U.S. Franchise Systems, Inc.; Comfort Inn and Econo Lodge, a registered trademark of Choice Hotels International, Inc.; Fairfield Inn, by Marriott, a registered trademark of Marriott International, Inc.; and Cricket Inn.

COMPETITION

    The lodging industry is highly competitive. There is no single competitor or small number of competitors of the Company that are dominant in the industry. The Company's hotel properties operate in areas that contain numerous competitors, many of which have substantially greater resources than the Company. Competition in the lodging industry is based generally on location, room rates, quality of services and guest amenities offered. The Company's properties compete against all hotel products in any given market for patron market share. In practice, the hotel industry is highly segmented, ranging from luxury destination resorts to small "mom and pop" properties. The Company's properties compete directly against other national and regional chains of hotels in each geographical market in which the Company hotels are located. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which the hotels compete, thereby adversely affecting the Company's operations. The Company also competes with other regional and national hotel companies for development and management contracts.

SEASONALITY

    The lodging industry is seasonal in nature: Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

GOVERNMENT REGULATION

    A number of states regulate the licensing of hotels and restaurants, including liquor licenses, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes it is substantially in compliance with these requirements. The Company is also subject to laws governing its relationship with hotel employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company owned hotels otherwise adversely affect the Company's operations.

    Under the Americans with Disabilities Act (ADA), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to the Company owned hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

ENVIRONMENTAL COMPLIANCE

    The Company has not been materially affected by, nor has it incurred any significant costs related to compliance with federal, state or local environmental laws.


EMPLOYEES

    As of December 31, 1996, the Company had 551 full-time employees, of which 471 were compensated on an hourly basis. There are 26 employees who work at the corporate headquarters.

                         ITEM 2. DESCRIPTION OF PROPERTY

    The Company's headquarters are located at One Airport Way, Suite 200, Rochester International Airport, Rochester, New York 14624. The 6,185 square feet of office space is leased through September 1997. The Company believes that the office space is adequate and sufficient for its needs for at least two years.

    The Company owns seven (7) parcels of land, which are either being held for sale to hotel/restaurant developers or are under development by the Company. The investment policy is determined by Company management and can be changed without a vote of security holders.

    Investment in land/real estate under development is summarized as follows:

    TONAWANDA, NEW YORK - This land is north of Buffalo, New York, off Interstate 290 and is in proximity of major businesses, universities and shopping centers. The Company owns 8.13 acres at a cost of $780,822 or $96,042 an acre. The parcel is zoned for hotel and restaurant development. Also, this piece of land is adjacent to an existing Microtel and a parcel owned by Microtel Partners 1995-I, L.P. (see below).

    STRAWBERRY PLAINS PIKE, TENNESSEE - This land is east of Knoxville, Tennessee, off Interstate 40 and is in proximity of major businesses and recreational areas. The Company owns 1.39 acres at a cost of $310,204 or $223,168 an acre. The parcel is approved for hotel development.

    ARLINGTON, TEXAS - This land is between the cities of Dallas and Fort Worth, off State Highway 360, and is in proximity of major businesses, an amusement park, Arlington Stadium and shopping centers. The Company owns 2.0 acres at a cost of $604,629, or $302,314 an acre. The parcel is zoned for hotel development.

    TUCSON, ARIZONA - This land is outside the city limits of Tucson, off Interstate 10, and is in proximity of major businesses, universities and airport. The Company owns 2.0 acres at a cost of $478,851, or $239,425 an acre. The parcel is zoned for hotel development.

    PLANO, TEXAS (PLANO PARKWAY) - This land is north of Dallas, Texas, accessible to Lyndon B. Johnson Freeway I-635, the Dallas North Tollway and Central Expressway US-75. It is in proximity of major businesses and shopping centers. The Company owns 2.0 acres at a cost of $677,697, or $338,848 an acre. The parcel is zoned for hotel development.

    PLANO, TEXAS - This land is north of Dallas, Texas, off the North Central Expressway and is in proximity of major businesses and shopping centers. The Company owns two acres at a cost of $595,661 or $297,831 per acre.
The parcel is zoned for hotel development.

    IRVING, TEXAS - This land is located west of Dallas, Texas, adjacent to the Dallas-Fort Worth International Airport, off John W. Carpenter Freeway and is in proximity of major businesses. The Company owns 2.02 acres, at a cost of $472,932 or $234,124 per acre. The parcel is zoned for hotel development.

    The Company, through its equity investments, owns minority interests in the following:

    AIRPORT HOTEL PROPERTIES, L.P. - This limited partnership operates a 73 room Comfort Inn, which is located adjacent to the Rochester International Airport in Rochester, New York. The Company's ownership percentage totals 21.5%. The hotel had a complete renovation during 1991, and is in very good condition. The partnership had a first mortgage with a balance of $1,492,711 at December 31, 1996.

    THE MONTGOMERY GROUP, L.P. - This limited partnership operates an 84 room Comfort Inn and is located in Montgomeryville, Pennsylvania. The Company's ownership percentage totals 4.12%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 1996, was $3,430,222.

    950 JEFFERSON ASSOCIATES, L.P. - This limited partnership operates a 102 room Econo Lodge which is located in Henrietta, New York. The Company's ownership percentage totals 2%. The hotel was built in 1984 and is in very good condition. The partnership has a first mortgage with a balance of $2,675,182 at December 31, 1996.

    MICROTEL GATLINBURG L.P. - This limited partnership operates a 102 room Microtel which is located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage totals 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $2,478,961 at December 31, 1996.

    FISHERS ROAD HOTEL PROPERTIES, L.P. - This limited partnership operates a 99 room Microtel which is located in Victor, New York, adjacent to Interstate 90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $1,549,328 at December 31, 1996.

    ESSEX MICROTEL LERAY, L.P. - This limited partnership operates the 100 room Microtel located in Watertown, New York, which opened in 1990. The Company's ownership interest as a special limited partner totals 4.0%. The first mortgage on the property totals $1,100,000 and is held by Watertown Hotel Properties II, L.P., a partnership in which the Company has a general partnership interest and controls under the terms of the partnership agreement.

    ROCHESTER HOSPITALITY PARTNERS, L.P. - This limited partnership formed to build and operate six Microtels. The Company's ownership percentage is 20%. The partnership owns five Microtels which opened in 1995 and 1996, varying from 99 to 122 rooms and one 122 room Microtel under construction in South Carolina as of December 31, 1996. The partnership has an aggregate first mortgage on the five properties, with a balance of $12,741,158 at December 31, 1996.

    MICROTEL PARTNERS 1995-I, L.P. - This limited partnership owns 2.87 acres of land in Tonawanda, New York, on which it currently plans to build a suite hotel. The project is in the development stage at December 31, 1996. The Company's ownership percentage is 50%, but is anticipated to be diluted as additional partners are added in the future.

    WATERTOWN HOTEL PROPERTIES II, L.P. - This limited partnership holds a $1,100,000 mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel located in Watertown, New York. Monthly payments consist of interest only at 10% per annum. The entire principal amount is due October 31, 1998. The Company's general partnership interest totals 1%.

    The Company, through its wholly owned subsidiary HH Properties-I, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $56,000,000 at December 31, 1996.

    SEAGATE HOTEL AND BEACH CLUB - The Seagate Hotel and Beach Club is a 70 room luxury suite hotel and private beach club and restaurant. The property is located in Delray Beach, Florida. This all suite ocean-front property (housed in one two-story and one three-story structure) is located on an approximate 2.5 acre site at 400 South Ocean Boulevard, along Florida's Gold Coast, midway between West Palm Beach and Fort Lauderdale. Directly across the street is the beach club, a one-story structure located on approximately 22,000 square feet of real estate, including 400 feet of private beach front. The property also consists of a one-story administration building which services the hotel and club. Hotel amenities include 1,000 square feet of meeting facilities, freshwater and salt water swimming pools, a gazebo and outdoor deck. All 70 suites are also equipped with a kitchenette. Beach club amenities include a lounge, kitchen and dining room/restaurant, as well as a bathhouse containing locker rooms, cabanas and a small service area.

    BROOKWOOD INN - The Brookwood Inn is a full-service 108 room hotel in Pittsford, New York. This five-story hotel is located on an approximately six acre site along Route 96 in Pittsford, New York, just off Interstate 490. The complex offers whirlpool and executive suites, as well as a full-service restaurant, heated indoor pool, whirlpool and fitness center. The hotel also has meeting and conference facilities available to accommodate 5 to 75 people. The property was developed and opened by a Hudson partnership in May 1987 and has been managed by Hudson Hotels Corporation since that time.

    COMFORT INN WEST - The Comfort Inn West is located in Greece, New York. This five-story 83 room limited-service hotel is located on 1.9 acres of land along Route 104 West, off Interstate 390 North, just outside the city of Rochester and 5 minutes from the airport. Amenities include jacuzzi suites and a breakfast room. This property was developed by Hudson Hotels Corporation and opened in 1986. Hudson Hotels Corporation has managed the property since that time.

    COMFORT INN JAMESTOWN - The Comfort Inn Jamestown is located in Jamestown, New York. This two-story 101 room hotel is located on a five acre site adjacent to Interstate 17 in Jamestown, New York. The hotel is only one mile from both Chautauqua County airport and the city of Jamestown. This limited-service facility provides specialty jacuzzi rooms and a cocktail lounge. The property was developed by Hudson Hotels Corporation and opened in February 1986. Hudson Hotels Corporation has managed the property since that time.

    ECONO LODGE CANANDAIGUA - The Econo Lodge Canandaigua is located in Canandaigua, New York. This two-story 65 room limited-service hotel is located on 2.8 acres of land along Routes 5 & 20, near the Bristol Mountain ski resort and the Finger Lakes resort area in western New York state. The hotel was built in 1983 and is in very good condition.

    FAIRFIELD INN BY MARRIOTT(R) (ALBANY, GEORGIA) - The Albany Fairfield Inn consists of two, 2-story exterior corridor buildings with 122 rooms. The property was opened in July 1982 and was renovated and changed to a Fairfield Inn by Marriott(R) in September 1994. The hotel is located 1/8 mile off business Route U.S. 19 North and approximately 1/4 mile from the Liberty Expressway on North Slappey Boulevard in Albany, Georgia. Slappey Boulevard is the primary north-south traffic artery through Albany and is lined by commercial establishments, including hotels, restaurants, gas stations and shopping centers.

    FAIRFIELD INN BY MARRIOTT(R) (CARY, NORTH CAROLINA) - The Cary Fairfield Inn consists of two, 2-story, guest room buildings and one, 1-story building housing the reception area. The 125-room exterior corridor hotel was opened in April 1986 and was renovated and changed to a Fairfield Inn by Marriott(R) in June 1994. The hotel is located at the intersection of U.S. 64 and Walnut Street and 3/4 miles west of the I-40 interchange in Cary, North Carolina, east of Raleigh. The predominantly commercial area surrounding the property includes retail development, motor services, restaurants and lodging facilities.

    FAIRFIELD INN BY MARRIOTT(R) (NORTH CHARLESTON, SOUTH CAROLINA) - The Charleston Fairfield Inn consists of two, 2-story exterior corridor buildings with 119 guest rooms. The property was opened in 1985 and was renovated and changed to a Fairfield Inn by Marriott(R) in July 1994. The property is located in the northwest quadrant of I-26 and Ashley Phosphate Road on Northside Drive in North Charleston, South Carolina. I-26 is the major highway that links downtown Charleston to Columbia and Greenville, South Carolina. It also provides direct access to the Charleston International Airport, which is only five minutes from the property.

    FAIRFIELD INN BY MARRIOTT(R) (COLUMBIA, SOUTH CAROLINA) - The Columbia Fairfield Inn consists of two, 2-story, external corridor structures with 129 guest rooms. The hotel opened in 1988 and was renovated and changed to a Fairfield Inn by Marriott(R) in 1994. The hotel is located at the intersection of I-77 and Two Notch Road. The area contains South Carolina's largest shopping mall, as well as a number of retail establishments, companies and is approximately three miles north of Fort Jackson Army Base. The property is in close proximity to I-20, a major east-west highway.

    FAIRFIELD INN BY MARRIOTT(R) (DURHAM-RESEARCH TRIANGLE PARK, NORTH CAROLINA)
- The Durham-Research Triangle Park Fairfield Inn consists of one, 3-story structure with 96 guest rooms. The hotel was opened in March 1987 and was renovated and changed to a Fairfield Inn by Marriott(R) in July 1994. The hotel is located at the intersection of NC Highway 55 and I-40 located on the edge of Research Triangle Park (RTP), the nation's largest planned research and development park. In addition, the hotel is six miles from the Raleigh-Durham International Airport and seven miles from downtown Durham and Duke University.

    FAIRFIELD INN BY MARRIOTT(R) (RICHMOND, VIRGINIA) - The Richmond Fairfield Inn consists of two, 2-story guest room buildings. The 124 room exterior corridor hotel was opened in August 1987 and was renovated and changed to a Fairfield Inn by Marriott(R) in July 1994. The hotel is located on West Broad Street, less than a mile west of I-64 and three miles from I-95 in Richmond, Virginia. The property is located in Richmond, Virginia, which is approximately 93 miles northwest of Norfolk and approximately 110 miles from Washington, D.C. The location's desirability is further heightened by its proximity to both downtown Richmond, eight miles away, and the Richmond International Airport, 15 miles away. The property also enjoys excellent proximity to Richmond's major office parks (Brookfield, Paragon Place, Innsbrook and the Koger Office Parks).

    FAIRFIELD INN BY MARRIOTT(R) (STATESVILLE, NORTH CAROLINA) - The Statesville Fairfield Inn consists of three, 2-story guest room buildings. The 118 room exterior corridor hotel was opened in 1985 and was renovated and changed to a Fairfield Inn by Marriott(R) in August 1994. The hotel has a prime location off I-77, approximately three miles south of the I-77/I-40 interchange in Statesville, North Carolina. The property is located in a shopping mall with approximately 20 retail stores, fast food restaurants and a movie theater. This property is subject to a ground lease which expires April 30, 2035. The annual rental payment is the greater of i) $22,000 less 1/2% of gross room rentals from the hotel during the 1991 lease year of the lease term, or ii) four percent of the gross room rentals from the hotel during each lease year, which is based on the property's performance.

    FAIRFIELD INN BY MARRIOTT(R) (WILMINGTON, NORTH CAROLINA) - The Wilmington Fairfield Inn consists of two, 2-story guest room buildings. The 120 room exterior corridor hotel was opened in April 1985 and was renovated and changed to a Fairfield Inn by Marriott(R) in July 1994. The hotel is located on U.S. Highways 17 and 74 (Market Street) and 3/4 miles west of I-40 in Wilmington, North Carolina. Commercial development, including restaurants, lodging facilities and gas stations on Market Street. The hotel is located eight miles from Wrightsville Beach and four miles from historic downtown Wilmington. The hotel is 7 minutes from the new Hanover International Airport.

    CRICKET INN (DURHAM-DUKE, NORTH CAROLINA) - The Durham-Duke Cricket Inn consists of an eight-story tower (opened in 1985) and a five-story annex building (opened in 1988) both with interior corridors and elevators. The eight story tower, which received a $1 million renovation in June 1995, contains 118 guest rooms and a coffee shop, which seats 38. The five-story building contains 32 guest rooms. The hotel is located two blocks from Duke University and the Duke University Medical Center and across the street from the Veterans Administration ("VA") Medical Center in Durham, North Carolina. Lodging demand is enhanced by the completion of a 40-room geriatric ward at the VA Medical Center and 76-room eye care center at the Duke Medical Center. The property is located in the northwest quadrant of Elba and Fulton Street in Durham. The property is one block from the Durham Freeway, which provides access to I-40. I-85 is approximately one mile from the hotel.

    CRICKET INN (RALEIGH, NORTH CAROLINA) - The Raleigh Cricket Inn consists of three, 2-story, external corridor structures with 148 guest rooms. Raleigh is part of a three-city metropolitan area known as the Research Triangle (which in addition to Raleigh includes the cities of Durham and Chapel Hill). Old Wake Forest Road leads directly into the heart of downtown Raleigh, four miles away. Several colleges and universities, including North Carolina State University, and the State Capitol are located in the downtown area. I-440 connects with U.S. Highway 70 and I-40, which provide excellent access to the Research Triangle Park and the Raleigh-Durham International Airport, both of which are less than 30 minutes away.

    CRICKET INN (CHARLOTTE, NORTH CAROLINA) - The Charlotte Cricket Inn is a two-story exterior corridor structure with 132 rooms. The property was opened in March 1989 and was completely renovated in August 1995. The hotel is located at the Sugar Creek Road exit off I-85 and is approximately three miles from I-77. The property is located at a predominantly commercial intersection and contains several competing hotels, fast food outlets and full-service restaurants. In addition, the property is located approximately ten miles from the Charlotte International Airport.

    The Company, through its wholly-owned subsidiary HH Properties-VB, Inc., owns the property below. As of December 31, 1996, the property was not encumbered by debt.

    CRICKET INN (VIRGINIA BEACH, VIRGINIA) - The Virginia Beach Cricket Inn consists of three, 2-story external corridor structures with 150 guest rooms. Two buildings contain guest rooms and are perpendicular to one another in an "L" shape. The third building contains guest rooms, the lobby and front desk area. The property opened in 1986 and was completely renovated in August 1995. The hotel is located on U.S. route 13 (Northampton Boulevard) and approximately .67 miles east of I-64 in Virginia Beach, Virginia. I-64 is a major east/west highway, the primary tourist access road for the beach resorts. The hotel has excellent access from both Route 13 and I-64. The property is ten miles west of the resort beaches, four miles south of Norfolk International Airport and four miles southeast of the Little Creek Naval Amphibious Base.

                            ITEM 3. LEGAL PROCEEDINGS

    On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1997.

    On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

    On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

    After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

    On January 29, 1996, William Lerner filed a complaint in the Court of Common Pleas of Washington County, Pennsylvania, against the Company, alleging breach of contract and damages of $253,125 relating to the Company's rescission of a warrant granted to this individual in connection with establishing a relationship with Ladenburg, Thalmann & Co., Inc. In February 1994, the Board of Directors of the Company rescinded the warrant to William Lerner as a result of terminating the Company's relationship with Ladenburg, Thalmann & Co., Inc. On March 26, 1996, William Lerner dismissed the complaint filed against the Company. As part of the dismissal, the Company allowed him to exercise his warrants on a cashless basis and issued 19,594 shares of Company common stock as a result of this transaction.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been traded in the over-the-counter market since its initial public offering on April 13, 1989, and is listed in the NASDAQ Small-Cap Issues under the symbol "HUDS". The following table sets forth, for the calendar quarters indicated, the range of high and low quotations on the NASDAQ Small-Cap Issues, as reported by the National Quotation Bureau, Inc.

TRANSITION PERIOD ENDED DECEMBER 31, 1995
                                                    High Bid          Low Bid
                                                   ----------        ---------
First Quarter (April - June, 1995)                    9 3/8            3 7/8
Second Quarter (July - September, 1995)              10 1/4            7 1/8
Third Quarter (October - December, 1995)             10 5/8            8


FISCAL YEAR ENDED DECEMBER 31, 1996

First Quarter (January - March, 1996)                10 7/8            7 7/8
Second Quarter (April - June, 1996)                   8 3/8            5 3/4
Third Quarter (July - September, 1996)                8 3/4            5 1/8
Fourth Quarter (October - December, 1996)             7 7/8            4 3/4


    For a recent reported quotation for the Company's Common Stock, see the cover page of this Form 10-KSB. The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

    To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

    As of March 18, 1997, there were approximately 250 holders of record of the Common Shares of the Company.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis should be read in conjunction with this entire Form 10-KSB 1996 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at
Item 7.

    As a result of the aquisitions of five partnerships in which the Company had a minority interest and the SB Motel Corp. portfolio, a significant portion of the current results are not comparable to prior year, specifically hotel operations and direct costs and expenses.

RESULTS OF OPERATIONS

REVENUES - During 1995, the Company changed its fiscal year end to December 31 from March 31. Operating revenues increased $7,252,296 or 105% to $14,148,049 for the year ended December 31, 1996 compared to operating revenue of $6,895,753 for the transition period ended December 31, 1995. This increase is attributable to the transition period in 1995 being nine months in addition to the acquisition of seventeen hotel properties, which are reflected in the 1996 results of operations. The subsequent paragraphs below will describe the components which make up operating revenues for the year ended December
31, 1996.

    Franchise placement income for the year ended December 31, 1996 reflects the opening of five (5) franchises (Raleigh, North Carolina; Charlotte - University Place, North Carolina; Charlotte - Airport, North Carolina, Lake Norman, North Carolina and Louisville, Kentucky), of which one opened during the most recent quarter. There were four (4) franchise sales during the transition period ended December 31, 1995. Royalties for the year ended December 31, 1996 increased $224,717 over the transition period ended December 31, 1995, an increase of 60%. The increase is attributable to twenty eight franchised Microtel Inns in operation, as compared to twenty three during the transition period ended December 31, 1995. As a result of the Company's joint venture with US Franchise Systems, Inc. (see Note 17), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty three
(23) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc. for franchises they open, along with consulting payments over the next three years.

    Overall, management fees for the year ended December 31, 1996, increased $256,907, or 36%, from the transition period ended December 31, 1995. The transition period ended December 31, 1995, reflects nine months of revenue. On an annualized basis for last year's results, management fees remained consistent from prior year. The Company has added sixteen additional management contracts for the year ended December 31, 1996, for a total of thirty one managed properties. Seventeen of the managed properties are wholly-owned by the Company and held in wholly-owned subsidiaries. Management fees of $479,515 were generated by these hotels, which were eliminated for consolidated purposes.

    Development fees increased $210,000 during the year ended December 31, 1996, as compared to the transition period ended December 31, 1995. The increase is attributable to four Microtels and one full-service hotel under various stages of development for which fees were charged during the year ended December 31, 1996, compared to four Microtels under various stages of development at the transition period ended December 31, 1995. These fees represent a reimbursement of costs incurred.

    A significant increase in hotel operations ($5,606,273, or 158%) is attributable to the acquisition of seventeen hotels. Five of the hotels were acquired July 31, 1996, with the remaining twelve being acquired November 27, 1996. Operating revenues for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. The Beach Club income relates to the operation of the Beach Club at the Seagate Hotel and Beach Club. On an annualized basis, the current year twelve month results are consistent with last year's transition period ended December 31, 1995.

    The Company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management, (ii) develop and build Microtel Inns on sites acquired and (iii) opportunistic aquisition of hotels.

OPERATING COSTS AND EXPENSES - Direct represents cost and expenses associated with the operation of the hotels owned or leased by the Company. Direct costs and expenses for the year ended December 31, 1996 increased $4,485,491 or 101% over the transition period ended December 31, 1995. This increase is primarily due to the acquisition of seventeen hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27,
1996). The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquision on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Corporate represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expeses increased $357,850, or 25%, from prior year. By annualizing the nine months ended December 31, 1995, corporate costs and expenses and comparing the results to the year ended December 31, 1996 expenses decreased approximately $110,000. This is a result of the nine months ended December 31, 1995 corporate expenses including
(1) legal fees associated with establishing new joint venture agreements
(2) expenses associated with project feasibilities and studies and
(3) consulting fees for improving Company operations. Depreciation and amortization for the year ended December 31, 1996 increased $643,887, or 170%, over the transition period ended December 31, 1995. The increase is a result of the acquisition of five hotels on July 31, 1996, and twelve hotels on November 27, 1996. One of the five hotels purchased on July 31, 1996, Seagate Hotel and Beach Club, is included in the operating results of the Company during the transition period ended December 31, 1995, and prior to its acquisition on July 31, 1996, as a result of the Company's ownership interest in the partnership.

OTHER INCOME (EXPENSE) - Interest income is $298,825 of which $126,667 or 42%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II. Another $172,158 relates to interest earned by the Company through its various receivables from affiliates, interest earned on cash deposits, along with interest earned on the outstanding balance owed the Company by US Franchise Systems, Inc.. Of the $2,068,440 in total interest expense, 66% relates to the mortgages held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit (see Note 8).

    Minority interest represents the elimination of the minority partners interest in seven months operations of Delray Beach Hotel Properties Limited and one year of Watertown Hotel Properties II, L.P. (see Note 2 to Consolidated Financial Statements). Equity in losses of affiliates represents the net losses incurred from the Company's equity investment in various hotels (see Note 2 to Consolidated Financial Statements). On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest. The majority of the equity in income of affiliates in the year ended December 31, 1996, relates to hotels opened the preceding twelve month period.

INCOME TAXES - The provision for income taxes for the year ended December 31, 1996, represents federal and state tax expense on income before tax of $1,108,064. The provision includes tax expense from the valuation of deferred tax assets. The income tax provision for the transition period ended December 31, 1995, represents federal and state tax expense on income before tax of $1,849,353. The provision also included a tax benefit of approximately $175,000 from the valuation of deferred tax assets.

NET INCOME - As a result of the above factors, net income decreased by $674,542 to $636,050 for the year ended December 31, 1996. The December 31, 1996 earnings decreased for the following reasons: (1) as a result of the acquisitions, the Company incurred $551,149 in non-recurring charges (see Note 19) (2) the
Company acquired twelve of the hotels on November 27, 1996 and due to the seasonal nature of the lodging industry, operating revenues in the fourth and first quarters are less than the second and third quarters.
The net income of $.12 per share compares with a net income of $.33 per share for the transition period ended December 31, 1995. Weighted average shares and common equivalents used in computing net income per share increased from 3,706,333 for the transition period ended December 31, 1995, to 4,248,521 for the year ended December 31, 1996. The predominant factors for this increase are (i) stock issued for the two major acquisitions in 1996 and (ii) issuance of common stock upon conversion of convertible subordinated debentures and (iii) stock options exercised. Consolidation of the revenues and expenses of Delray Beach Hotel
Properties Limited (for the seven month period ended July 31, 1996) and Watertown Hotel Properties II, L.P. (for the year ended December 31,
1996), provides no additional net income or loss to the Company than from reporting the investment under the equity method of accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had a working capital deficit of $3,712,513 compared to a working capital deficit of $394,178 at December 31, 1995. Cash and cash equivalents totalled $1,057,368. The decrease in net working capital is primarily attributable to a $2,900,000 note in current portion of long-term debt, which is due to SB Motel Corp. as a result of the November 27, 1996 acquisition, along with accrued expenses which resulted from the acquisition.

    Accounts and notes receivable represent amounts due from customers or affiliated entities or individuals and in the opinion of management are fully realizable (see Note 6).

    Investment in partnership interests represents the Company's interest in various hotel related real estate partnerships. Investment in partnership interests decreased $608,969 from the transition period ended December 31, 1995. The net decrease is predominantly due to the Company acquiring the partnership interest in five hotel partnerships effective July 31, 1996, in addition to amortization of the adjusted fair value of other partnerships acquired through the purchase of Hudson in 1992. As a result of the acquisition of the remaining interest of Brookwood Hotel Properties and Delray Beach Hotel Properties Limited at July 31, 1996, the portion of the step-up related to those properties was allocated to assets. At
December 31, 1996, the total step-up remaining, net of accumulated amortization, is $98,432.


    Investment in land represents real estate purchased for the purpose of future development or sale. (See Note 4). Real estate development represents parcels of land owned by the Company which are currently under development. As of December 31, 1996, six parcels are under development (see
Note 5).

    The majority of property and equipment reflected on the balance sheet relates to acquisition of seventeen hotels during 1996 (see Note 18). The acquisitions were accounted for using the purchase method of accounting.

    Deferred tax assets represent the future benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future fiscal periods, along with an alternative minimum tax credit and deferred revenue relating to consulting, initial franchise placement fees and land sale. Deferred tax liability relates to the acquisition of Hudson, and the tax effect related temporary differences associated with the difference in the financial reporting and tax basis of the purchased assets and depreciation.

    Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,100,000, collateralized by land and the Microtel hotel located in Watertown, New York; (ii) deposits consist of a $450,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. In addition, there is also a $120,000 deposit as a commitment to acquire three hotels for $25,500,000 (see Note 10)
(iii) Deferred financing costs represent costs incurred to acquire financing for the acquisition of seventeen hotels. These costs are inclusive of the $56,000,000 first morgage, along with the $17,000,000 mezzanine note. The deferred financing costs are being amortized over the term of the related financing; (iv) Beach Club, net, was recorded as a result of the acquisition of the Seagate Hotel and Beach Club, which the Beach Club operation was valued based on an independent appraisal. This amount will be amortized over its estimated useful life of 20 years and (v) Receivable from sale of franchise rights -- long-term, represents a receivable recorded as a result of determining that the future collectibility of the sale of franchise rights was not in doubt (see Note 2).

    Long-term debt is substantially comprised of a $56,000,000 mortgage and a $17,000,000 mezzanine note. The amounts borrowed were used to acquire the seventeen hotels in 1996 (see Note 18). The remaining long-term debt consists of the Company issuing a $7,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of the SB Motel Corp. portfolio (see Note 18) and a bond with the Town of Tonawanda relating to improvements to land in that township.

    Shareholders' equity increased to $13,317,115 as of December 31, 1996 from $3,910,826 as of December 31, 1995. The factors which significantly affected the level of shareholders' equity are represented by an increase of $3,000,000 for the conversion of convertible subordinated debentures; an increase of $9,759,774 as a result of issuing 1,540,760 shares for the acquisition of seventeen hotels (see Note 18), a decrease of $3,953,042 for the purchase of treasury stock; a decrease of $127,320 resulting from preferred dividend payment and an increase of $636,050 for net income for the year ended December 31, 1996. The Company believes it has sufficient resources from its present cash position to meet its current obligations and believes that its cash position and revenues from operations are sufficient to meet its cash requirements for the next twelve months. The Company has not been negatively impacted by inflation during any of the periods presented.

                          ITEM 7. FINANCIAL STATEMENTS

    The information required by this item is incorporated within the Consolidated Financial Statements and Notes, which is located after Item 13.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with the Company's independent auditors on accounting principles, practices or financial disclosures during the year ended December 31, 1996.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.     EXECUTIVE COMPENSATION

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Part III, Items 9-12, is incorporated by reference to the Hudson Hotels Corporation and Subsidiaries Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 16, 1997.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) The following exhibits are filed as part of this Form 10-KSB:

         Exhibit Number

         3.1       Restated Certificate of Incorporation of Registrant (a)

         3.2       By-Laws of Registrant (a)

         3.3 Amendment to Certificate of Incorporation to authorize the issuance of 10,000,000 shares of Preferred Stock, with a par value of $.001 (f)

         3.4 Amendment to Certificate of Incorporation stating the number, designation, relative rights, preferences and limitations of Series A Preferred Shares, with a par value of $.001, to be issued (f)

         3.5 Amendment to Certificate of Incorporation changing the Company's name to Hudson Hotels Corporation (i)

         4.1 Form of Stock Purchase and Loan Agreement, dated September 19, 1988, between the Registrant, the Stockholders named therein and the Investors identified in the amended Schedule of Investors attached thereto (a)

         4.2 Form of Promissory Note issued on September 19, 1988 to each Investor identified on the amended Schedule of Investors included with Exhibit 4.1 (a)

         4.3 Form of Registration Agreement, dated September 19, 1988, between the registrant and each Investor identified on the amended Schedule of Investors included with Exhibit 4.1 (a)

         4.4 Registrant's form of Non-Statutory Stock Option Agreement, attached to which is an Option Schedule setting forth the material terms of options granted by the Registrant pursuant thereto (a)

         4.5 Line of Credit Note and Subordination Agreement between the Registrant and Hudson Hotels Corp. dated December 28,
                   1988 (a)

         4.6 Convertible subordinated debenture due February 1, 2004, with the Bond Fund for Growth (f)

         4.7 Stock Exchange Agreement: 30,500 shares of Common Stock for 16,495 shares of Series A Preferred Stock (f)

         4.8 Convertible subordinated debenture due February 1, 2005, with the Bond Fund for Growth (g)

         4.9 Convertible Subordinated Debenture due July 1, 2001 with the Oppenheimer Bond Fund for Growth (k)

         9         Voting Trust Agreement (not applicable)

         10.1 Franchise Agreement, dated January 10, 1989, between the Registrant and Lehigh Hotel Corp. (a)

         10.2 Employment Agreement, dated December 1, 1988, between the Registrant and Loren G. Ansley (a)

         10.3 Agreement, dated June 1, 1988, between Hudson Hotels Corp. and the Registrant (a)

         10.4 Agreement, dated April 11, 1988, between the Registrant and Petrus II (a)

         10.5 Master Franchise Agreement, dated February 13, 1991, between the Registrant and Essex Microtel International Lodging, Inc.(b)

         10.6 Exclusive Development Agreement, dated September 30, 1991, between the Registrant and S&E Hospitality Partnership (c)

         10.7      Form of Management Agreement (d)

         10.8      Partnership Agreement of Crestmount Associates (d)

         10.9      Partnership Agreement of Brookwood Hotel Properties (d)

         10.10     Partnership Agreement of Montgomery Group (d)

         10.11     Partnership Agreement of Microtel Leray L.P. (d)

         10.12     Partnership Agreement of Lehigh Hotel Properties (d)

         10.13     Partnership Agreement of Delray Beach Hotel Properties Ltd.
                   (d)

         10.14 Warrant for the Purchase of 125,000 Shares of Common Stock issued to Ladenburg, Thalmann & Co. Inc. (e)

         10.15 Warrant for the Purchase of 25,000 Shares of Common Stock issued to William R. Lerner (e)

         10.16 First Amendment to Master Franchise Agreement between the Company and Essex Microtel International Lodging, Inc. dated March 29, 1993 (e)

         10.17 Agreement between Microtel and Jennifer L. Ansley as Executrix of the Estate of Loren G. Ansley (f)

         10.18     Termination of Exclusive Development Agreement (f)

         10.19 Second Amendment to Master Franchise Agreement between the Company and Essex Microtel
                   International Lodging, Inc., dated April 29, 1994 (f)

         10.20     1993 Non-Statutory Employee Stock Option Plan (f)

         10.21 Lease agreement between L, R, R & M, L.L.C., and Canandaigua Hotel Corp. (g)

         10.22 Purchase of remaining partnership interest in Crestmount Associates (g)

         10.23     Sale of land to Microtel Partners 1995-I, L.P. (g)

         10.24 Joint Venture Agreement Between Microtel Franchise and Development Corporation and US Franchise Systems, Inc. (h)

         10.25     Termination of Master Franchise Agreement

         10.26 Three Party Agreement Between Microtel Franchise and Development Corporation, Stonehurst Capital, Inc. and Essex Investment Group, Inc.

         10.27     Form of Offer Letter, Transfer Agreement and List of
                   Investors (j)

         10.28 Agreement of Purchase and Sale, as amended for the acquisition of the SB Motel Corp. portfolio (l)

         11        Statement re: Computation of Per Share Earnings

         18 Letter on Accounting Change for Revenue Recognition of Franchise Fees (e)

         22        Subsidiaries of the Registrant

         25        Power of Attorney (a)

         27        Financial Data Schedule

         28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

         28.2      Form of Employee Stock Plan adopted by the Registrant (a)

--------------------
         (a) Previously filed as part of, and hereby incorporated by reference to, the Exhibits in the Company's Registration
                   Statement on Form S-18 (File Number 33-26780-NY), as amended by Amendment No. 1 (The "Registration Statement")

         (b) Filed as an Exhibit to the Company's Form 10-K Annual Report for the year ended March 31, 1991, and incorporated hereby by reference

         (c) Filed as an Exhibit to the Company's Form 10-K Annual Report for the year ended March 31, 1992, and incorporated hereby by reference

         (d) Filed as an Exhibit to the Company's Form 8-K Current Report dated June 26, 1992, and incorporated hereby by reference

         (e) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1993

         (f) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1994

         (g) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1995

         (h) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the Quarter Ended September 30, 1995

         (i) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1996

         (j) Filed as an Exhibit to the Company's Form 8-K Current Report dated August 28, 1996

         (k) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended
                   September 30, 1996

         (l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

(B) Form 8-K - The following report was filed on Form 8-K:

         Date of Report                                     Item
         -----------------                            --------------
         November 27, 1996               Acquisition of SB Motel Corp. portfolio


                          ITEM 7. FINANCIAL STATEMENTS

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996,
                    AND NINE MONTHS ENDED DECEMBER 31, 1995,
                         TOGETHER WITH AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Hudson Hotels Corporation:

We have audited the accompanying consolidated balance sheets of Hudson Hotels Corporation (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' investment and cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of HH Properties-I, Inc., a wholly-owned subsidiary, at December 31, 1996 and for the period from November 15, 1996 to December 31, 1996, which statements reflect total assets of $88,632,482 as of December 31, 1996, and total revenues of $2,236,396 for the period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HH Properties-I, Inc. as of December 31, 1996, and for the period then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Hotels Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Bonadio & Co., LLP
Rochester, New York
March 28, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Hudson Hotels Corporation

We have audited the accompanying balance sheet of HH Properties-I, Inc., a wholly-owned subsidiary of Hudson Hotels Properties Corp., as of December 31, 1996, and the related statements of operation, changes in stockholder's equity and cash flows for the period November 15, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HH Properties-I, Inc., as of December 31, 1996, and the results of its operation and its cash flows for the period November 15, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand, L.L.P.
Rochester, New York
March 22, 1997

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                 1996                1995
-------                                                          -------------          ----------
CURRENT ASSETS:
  Cash and cash equivalents                                       $  1,057,368            766,428
  Cash - restricted                                                  1,515,879                 --
  Accounts receivable - trade                                          442,992            305,942
  Inventories                                                          201,700             76,645
  Prepaid expenses and other                                           553,089            147,181
  Accounts and notes receivable -
    Affiliates                                                         326,000            416,251
    Non-affiliate                                                      129,008             96,648
  Receivable from sale of franchise
      rights - current                                                 288,112                 --
                                                                  ------------         ----------
         Total current assets                                        4,514,148          1,809,095
                                                                  ------------         ----------

INVESTMENTS IN PARTNERSHIP INTERESTS                                 1,974,900          2,583,869
                                                                 -------------         ----------

INVESTMENT IN LAND                                                     780,822            780,822
                                                                --------------         ----------

REAL ESTATE DEVELOPMENT                                              3,652,122          1,557,572
                                                                --------------         ----------

PROPERTY AND EQUIPMENT, NET                                         83,673,682          6,541,617
                                                                 -------------         ----------

DEFERRED TAX ASSET                                                     377,448            643,215
                                                                --------------         ----------

OTHER ASSETS:

  Deferred financing costs, net                                      2,496,302            159,398
  Beach Club, net                                                    3,139,728                --
  Mortgage and note receivable - Affiliate                           1,100,000          1,300,000
  Deposits                                                             638,994            299,332
  Intangibles and other assets                                          90,264            105,670
  Receivable from sale of franchise
      rights - long term                                               454,546                 --
                                                                --------------         ----------

         Total other assets                                          7,919,834          1,864,400

         Total assets                                             $102,892,956        $15,780,590
                                                                --------------         ----------
                                                                --------------         ----------



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                            1996                  1995
                                                        -----------             --------
CURRENT LIABILITIES:
  Accounts payable - trade                              $ 1,859,596             $194,799
  Accrued payroll and related taxes                         189,390               41,060
  Accrued interest                                          451,968               46,500
  Other accrued expenses                                  1,187,351              389,751
  Current portion of long-term debt                       3,527,950              205,187
  Deferred revenue - Beach Club                             869,902              921,976
  Deferred consulting                                       112,504              300,000
  Deferred franchise revenue - current                       28,000              104,000
                                                       ------------          -----------
         Total current liabilities                        8,226,661            2,203,273
                                                       ------------          -----------

LONG-TERM DEBT                                           80,064,186            8,506,474
                                                       ------------          -----------

DEFERRED REVENUE - LAND SALE                                185,055              185,055
                                                       ------------          -----------

LIMITED PARTNERS' INTEREST IN
  CONSOLIDATED PARTNERSHIPS                               1,099,939              974,962
                                                       ------------          -----------

SHAREHOLDERS' INVESTMENT:

  Preferred stock                                               295                  295
  Common stock                                                4,788                3,280
  Additional paid-in capital                             15,954,745            7,171,549
  Warrants outstanding                                       50,000               60,000
  Accumulated deficit                                    (2,692,713)          (3,201,443)
                                                       ------------          -----------

                                                         13,317,115            4,033,681

  Less:  49,142 shares of common stock in treasury,
    at cost at December 31, 1995                                 --             (122,855)
                                                       ------------          -----------

         Total shareholders' investment                  13,317,115            3,910,826
                                                       ------------          -----------

         Total liabilities and shareholders'
            investment                                 $102,892,956          $15,780,590
                                                       ------------          -----------



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------


                                                                  YEAR ENDED            NINE MONTHS ENDED
                                                              DECEMBER 31, 1996         DECEMBER 31, 1995
                                                              -----------------         -----------------
OPERATING REVENUES:
  Hotel operations                                                 $ 9,159,058              $ 3,552,785
  Beach Club income                                                  2,571,238                1,909,875
  Management fees -
    Non-affiliate                                                      255,456                  199,079
    Affiliate                                                          723,212                  522,682
  Royalties                                                            602,049                  377,332
  Franchise placement income                                           135,000                  108,500
  Development fees                                                     330,000                  120,000
  Consulting fees                                                      337,496                  100,000
  Miscellaneous                                                         34,540                    5,500
                                                                   -----------              -----------
         Total operating revenues                                   14,148,049                6,895,753

OPERATING COSTS AND EXPENSES:
  Direct                                                             8,925,508                4,440,017
  Corporate                                                          1,782,906                1,425,056
                                                                   -----------              -----------

         Total operating costs and expenses before
           depreciation and amortization                            10,708,414                5,885,073
                                                                   -----------              -----------

         Income from operations before depreciation
           and amortization                                          3,439,635                1,030,680

DEPRECIATION AND AMORTIZATION                                        1,021,857                  377,970
                                                                   -----------              -----------
         Income from operations                                      2,417,778                  652,710
                                                                   -----------              -----------
OTHER INCOME (EXPENSE):
  Gain on sale of worldwide franchise rights                         1,385,758                1,530,123
  Interest income                                                      298,825                  197,545
  Interest expense                                                  (2,068,440)                (680,661)
  Non-recurring charge                                                (551,149)                    --
  Gain on repurchase of franchise rights                                  --                    150,000
                                                                   -----------              -----------
         Total other income (expense)                                 (935,006)               1,197,007

Income before income taxes, minority interest
  and equity in operations of affiliates                             1,482,772                1,849,717

PROVISION FOR INCOME TAXES                                             472,014                  538,761
                                                                   -----------              -----------

Income before minority interest, and equity in
  operations of affiliates                                           1,010,758                1,310,956

MINORITY INTEREST                                                     (392,235)                  23,106
EQUITY IN OPERATIONS OF AFFILIATES                                      17,527                  (23,470)
                                                                   -----------              -----------

NET INCOME                                                         $   636,050               $1,310,592
                                                                   -----------              -----------
                                                                   -----------              -----------
NET INCOME PER COMMON SHARE - PRIMARY                                    $0.12                    $0.33
                                                                         -----                    -----
                                                                         -----                    -----

NET INCOME PER COMMON SHARE - FULLY DILUTED                               N/A                     $0.31
                                                                         -----                    -----
                                                                         -----                    -----


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                         SERIES A         ADDITIONAL PAID-IN COMMON ADDITIONAL PAID-IN WARRANTS  ACCUMULATED  TREASURY
                         PREFERRED STOCK  CAPITAL PREFERRED   STOCK  CAPITAL COMMON   OUTSTANDING  DEFICIT     STOCK       TOTAL
                         ---------------  -----------------   -----  --------------   -----------  -------     -----       -----
BALANCE, March 31, 1995      $ 295        $1,560,705          $3,161 $5,187,217       $105,000   $(4,416,545) $(125,000) $2,314,833
  Net Income                    --                --              --         --             --     1,310,592         --   1,310,592

  Exercise of stock             --                --             119    418,272        (45,000)           --         --     373,391
    options, including
    tax related tax
    benefits

  Sale of treasury stock        --                --              --      5,355             --            --      2,145       7,500

  Cash dividends paid on
    preferred stock             --                --              --         --             --       (95,490)        --     (95,490)
                             -----        ----------          ------ ----------       --------   -----------  ---------  ----------

BALANCE, December 31, 1995     295         1,560,705           3,280  5,610,844         60,000    (3,201,443)  (122,855)  3,910,826

  Net Income                    --                --              --         --             --       636,050         --     636,050

  Exercise of stock
    options, including
    related tax benefits        --                --              24     17,643        (10,000)           --         --       7,667

  Conversion of debentures      --                --             600  2,999,400             --            --         --   3,000,000

  Purchase of treasury stock    --                --              --         --             --            -- (3,953,042) (3,953,042)

  Issuance of common stock
    and use of treasury
    stock for purchase of
    five hotels                 --                --             513  3,324,491             --            --  4,075,897   7,400,901

 Issuance of common stock
    and use of treasury
    stock for purchase of
    SB Motel Corp. portfolio    --                --             371  2,358,502             --            --         --   2,358,873

  Other                         --                --              --     83,160             --            --         --      83,160

  Cash dividends paid on
    preferred stock             --                --              --         --             --      (127,320)        --    (127,320)
                             -----        ----------          ------ ----------       --------   -----------  ---------  -----------

BALANCE, December 31, 1996    $295        $1,560,705          $4,78 $14,394,040        $50,000   $(2,692,713) $       0  $13,317,115
                             -----        ----------          ------ ----------       --------   -----------  ---------  -----------
                             -----        ----------          ------ ----------       --------   -----------  ---------  -----------

Stock balances at
  December 31, 1995:

  Common stock, 3,231,425 shares;
    Preferred stock, 294,723 shares

Stock balances at
  December 31, 1996:

  Common stock, 4,787,462 shares;
    Preferred stock, 294,723 shares


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED DECEMBER 31, 1995

                                                                 Year Ended            Nine Months Ended
                                                              December 31, 1996        December 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:                         -----------------        -----------------
  NET INCOME                                                     $  636,060               $1,310,592
         Adjustments to reconcile net income to net cash
           from operating activities
             Deferred tax provision                                 265,767                  258,916
             Depreciation and amortization                        1,070,050                  377,970
             Gain on installment sale                            (1,385,758)                    --
             Gain on repurchase of franchise rights                    --                   (150,000)
             Minority interest operations                           392,235                  (23,106)
             Non-cash consulting                                     83,160                   24,994
             Equity in operatons                                    (17,527)                  23,470
             (Benefit from) bad debts                                  --                    (34,788)
             Capital distributions from unconsolidated
               partnership interests                                 92,272                   36,014
             Cash collected on installment sale                     694,983                     --
             (Increase) decrease in assets -
               Accounts receivable - trade                           36,924                  193,554
               Inventories                                          (98,693)                  16,202
               Prepaid expenses                                    (335,407)                  66,710
             Increase (decrease) in liabilities:
               Accounts payable                                   1,388,338                  (30,444)
               Accrued payroll and related taxes                     99,401                  (57,646)
               Accrued interest                                     293,556                  (11,817)
               Other accrued expenses                               654,081                  199,889
             Deferred revenue - beach club                          (52,074)                 305,499
             Deferred consulting                                   (187,496)                 300,000
             Customer deposits                                         --                      8,779
             Cash paid to repurchase franchise rights                  --                   (200,000)
             Deferred franchise revenue                             (76,000)                (126,000)
                                                                  ---------                ---------

                   Net cash provided by operating activities      3,553,862                2,488,688
                                                                  ---------                ---------



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
DECEMBER 31, 1995

                                                                 Year Ended            Nine Months Ended
                                                              December 31, 1996        December 31, 1995
CASH FLOWS FROM INVESTING ACTIVITIES:                         -----------------        -----------------

  Acquisition of land/real estate development                    (2,094,550)              (1,242,437)
  Increase in restricted cash                                    (1,515,879)                    --
  Capital contribution to unconsolidated partnership interests      (12,900)                (575,000)
  Collection on non-affiliate mortgage                              200,000                  100,000
  Change in non-affiliates accounts and notes receivable            (32,360)                 337,047
  Purchase of equipment                                            (640,982)                (256,466)
  Change in other assets                                            (40,582)                 (70,899)
  Purchase of hotels                                            (61,153,159)                    --
  Deposits                                                         (329,262)                    --
  Issuance of stock for hotel acquisition                         2,358,872                     --
  Cash received in acquisition                                      557,543                     --
  Change in affiliate accounts receivable                            25,751                  237,243
                                                                -----------                ---------
                   Net cash used in investing activities        (62,677,508)              (1,470,512)
                                                                -----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of borrowings                                         83,400,000                5,400,000
  Financing costs                                                (2,508,238)                (160,737)
  Repayment of mortgages                                        (17,023,406)              (5,459,043)
  Distributions to limited partners                                (381,071)                (200,474)
  Proceeds from stock options exercised                               7,667                  246,950
  Dividends paid                                                   (127,320)                 (95,490)
  Purchase of treasury stock                                     (3,953,041)                    --
  Borrowings on line of credit, net                                    --                   (316,000)
                                                                -----------                ---------
                   Net cash used in
                     financing activities                        59,414,591                 (584,794)
                                                                -----------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           290,940                  433,382

CASH AND CASH EQUIVALENTS - beginning of period                     766,428                  333,046
                                                                -----------                ---------

CASH AND CASH EQUIVALENTS - end of period                       $ 1,054,368                $ 766,428
                                                                -----------                ---------
                                                                -----------                ---------
OTHER INFORMATION:
  Cash paid during the period for:
    Interest                                                    $ 1,662,972                $ 692,478
    Income taxes                                                    205,269                   41,119
  Non-cash financing and investing activities
    Insuance of 600,000 shares of common stock upon
    conversion on convertible subordinated debentures             3,000,000                     --
  Acquisition of seventeen properties in 1996 for stock           9,759,773                     --
  Liabilities assumed for the purchase of the five
    properties on July 31, 1996                                  12,263,011                     --



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid during the period for:
           Interest                                               $ 692,478                $ 760,189
                                                                  ---------                ---------
                                                                  ---------                ---------

           Income taxes                                           $  41,119                $   8,125
                                                                  ---------                ---------
                                                                  ---------                ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.       THE COMPANY:

         Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL", which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The Company was incorporated in New York State on June 5, 1987.

         On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain. As a result of the Joint Venture Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtels, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, the Company embarked upon a significant expansion and development program, which includes several acquisitions (see Note
18) and development of four Microtel Inns through a joint venture partnership.

         At December 31, 1995, the Company changed its fiscal year from March 31 to December 31. This fiscal year coincides with individual hotel property, partnership and joint venture investment year ends and simplifies the Company's accounting and reporting.

         The Company operates in the industry segment of hotel development and management.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period

         In 1995, the Company changed its fiscal year end to December 31. Fiscal 1995 is a nine month transition period ended December 31, 1995.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Canandaigua Hotel Corp., Victor Hotel Corp., Microtel Partners Corp., Watertown Hotel Corp., Delray Beach Hotel Corp., Muar Lakes Hotel Corp., Jamestown Hotel Corp., Airport Hotel Corp., Ridge Road Hotel Corp., 950 Jefferson Hotel Corp., Hudson Hotels Properties Corp., HH Properties-I, Inc., HH Properties-VB, Inc., HH Properties-Southwest, Inc., HH Properties-Tonawanda, Inc. and Brookwood Funding Corp. collectively referred to as the Company. The consolidated financial statements also include the accounts of partnerships which are controlled by the Company (see below and Note 3). Other investments in partnerships which the Company does not control are accounted for under the equity method (see below and Note 3). Income and expenses are recorded on the accrual basis of accounting and all significant intercompany accounts and transactions have been eliminated.

Investments in Partnership Interests

         The Company owns or owned equity interests, ether as a general or limited partner, in entities which own hotel properties or real estate which may be developed as a hotel property. Effective August 1, 1996, the Company acquired various remaining general and limited partner interests in five (5) hotel partnerships in which the Company was a minority partner. Subsequent to that date, the operations of those five hotels are included in the operating results of the Company. These partnerships and the Company's ownership percentages are as follows during 1996.


                                                                       THROUGH JULY 31, 1996     AT DECEMBER 31, 1996
                                                                       ---------------------     --------------------
Delray Beach Hotel Properties Limited, as general partner                       20.00%                   --
Delray Beach Hotel Properties Limited, as a limited partner                     6.16%                    --
Brookwood Hotel Properties, as a general partner                                27.75%                   --
Essex Microtel Leray L.P., as a limited partner                                 4.00%                 4.00%
The Montgomery Group, Ltd.,  as a limited partner                               4.12%                 4.12%
Airport Hotel Properties, L.P., as a general partner                            1.00%                 1.00%
Airport Hotel Properties, L.P., as a limited partner                            20.50%                20.50%
Muar Lakes Associates, L.P., as a general partner                               1.00%                    --
Muar Lakes Associates, L.P., as a limited partner                               4.00%                    --
Ridge Road Hotel Properties, L.P.,  as a general partner                        1.12%                    --
Ridge Road Hotel Properties, L.P., as a limited partner                         7.57%                    --
Jamestown Hotel Properties, L.P., as a general partner                          1.00%                    --
Jamestown Hotel Properties, L.P., as a limited partner                          6.75%                    --
950 Jefferson Road Associates, L.P., as a general partner                       1.00%                 1.00%
950 Jefferson Road Associates, L.P., as a limited partner                       1.00%                 1.00%
Fishers Road Hotel Properties, L.P., as general partner                         1.00%                 1.00%
Fishers Road Hotel Properties, L.P., as a limited partner                       21.50%                21.50%
Microtel Partners 1995-I, L.P., as general partner                              1.00%                 1.00%
Microtel Partners 1995-I, L.P., as a limited partner                            49.00%                49.00%
Microtel Gatlinburg, L.P., as a limited partner                                 10.00%                10.00%
Rochester Hospitality Partners, L.P., as a limited partner                      20.00%                20.00%


         The Company is also a general partner, with a 1% interest, in Watertown Hotel Properties II, L.P., which previously owned a hotel property and currently holds a mortgage upon the property securing a portion of the sale price of the property.

         In addition, the Company is a partner in Brookwood Funding Associates, L.P., a partnership which held a $1,500,000 second mortgage on a property previously owned by Brookwood Hotel Properties, an entity in which the Company owned an equity interest prior to acquisition of the remaining partnership interests on July 31, 1996. The mortgage was repaid on November 27, 1996. The Company's ownership percentage in Brookwood Funding Associates, L.P. at December 31, 1996 is 1.67%. The Company borrowed $1,110,000 from the partnership as of December 31, 1996 and has subsequently borrowed an additional $313,000 after year end. It is anticipated that the Company will repay its obligation in April 1997. This balance is included in accounts payable as of December 31, 1996.

         The Company, in its capacity as sole general partner and by the terms of the partnership agreements, controlled the partnership of Delray Beach Hotel Properties Limited. The partnership was terminated by the Company's acquisition of the remaining limited partnership interests effective July 31, 1996. In addition, in a similar capacity, the Company controls the partnership of Watertown Hotel Properties II, L.P. The total capital account balances of the partnership and ownership percentages of partners other than the Company in the controlled partnerships are as follows at July 31 and December 31, 1996:

                                                     JULY 31, 1996                               DECEMBER 31, 1996
                                                     -------------                              -------------------
                                           TOTAL CAPITAL    OTHER OWNERSHIP             % TOTAL CAPITAL    OTHER OWNERSHIP %
                                           -------------    ---------------             ---------------   ------------------
Delray Beach Hotel Properties Limited       $  (23,114)          73.84%                     $       --              --
Watertown Hotel Properties II, L.P.          1,311,042           99.00%                      1,111,039           99.00%
                                            ----------                                      ----------
                                            $1,287,928                                      $1,111,039
                                            ==========                                      ==========

         Income and losses of controlled partnerships are allocated to the Company according to the terms of each partnership agreement.

         The Company received development and franchise placement fees totaling $180,000 in the year ended 1996 and $120,000 for the nine month transition period ended December 31, 1995 from unconsolidated entities in which the Company has a minority interest. Development fees represent cost reimbursement. The Company also receives ongoing royalties from these entities on the same basis as independent parties.

         The investments in partnership interests, as reflected on the accompanying consolidated balance sheets, consists of the Company's investments in the partnerships which are accounted for under the equity method and a step-up in basis to their estimated fair market value as of the date of acquisition of Hudson. This step-up in basis amounted to $984,294 and is being amortized. As a result of the acquisition of the remaining interest of Brookwood

Hotel Properties and Delray Beach Hotel Properties Limited at July 31, 1996, the portion of the step-up related to those properties was allocated to the assets. At December 31, 1996 and 1995, the total step-up, net of accumulated amortization, is $98,432 and $638,103, respectively.

Cash and cash equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with maturities of less than 30 days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

         The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserve. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balance held in escrow on December 31, 1996 was $1,515,879.

Accounts Receivable - Trade

         Accounts Receivable - Trade represent billed receivables to hotel entities for management services or royalties due. At December 31, 1996 and 1995, $46,542 and $70,417, respectively, represents amounts due from entities in which the Company has a minority interest.

Inventories

         Inventories are stated at the lower of cost, on a first-in, first-out method, or market and consist primarily of hotel supplies.

Property and Equipment

         Property and equipment are recorded at cost. When retired or otherwise disposed of, the related cost and accumulated depreciation are reversed and the net difference, less any amount realized from the disposition, is reflected as income or loss. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed.

         Property and equipment consists of the following at December 31,


                                                                                      1996                  1995
                                                                                      ----                  ----
              Land                                                             $10,507,123           $   991,394
              Building and building improvements                                62,477,004             5,914,225
              Furniture and equipment                                           11,464,956             1,384,328
                                                                                ----------             ---------
                                                                                84,449,083             8,289,947
               Less - Accumulated depreciation                                    (775,401)           (1,748,330)
                                                                                ----------            ----------
                                                                               $83,673,682            $6,541,617
                                                                               ===========            ==========



         Effective July 31, 1996, the Company acquired the remaining interest in Delray Beach Hotel Properties Limited ("Delray"). Prior to that time, the Company owned general and limited partnership interests totaling 26.16% and consolidated Delray in its capacity as sole general partner and under the terms of the partnership agreement.

         In conjunction with the acquisition, the portion of Delray's assets acquired were valued at cost. The portion of Delray's assets previously owned were valued at historical cost, net of accumulated depreciation to the date of acquisition.

         For financial reporting purposes, depreciation is computed using the straight-line method for building and accelerated methods for furniture and equipment over the following estimated useful lives:

  Building and building improvements                     20-40 years
  Furniture and Equipment                                5-7 years

  In March, 1995, the FASB issued Statement of Financial Accounting
Standards No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In performing the review for recoverability, companies are required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Under Statement 121, an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. The Statement also establishes standards for recording an impairment loss for certain assets subject to disposal. Excluded from the scope of the statement are financial instruments and deferred tax assets. As required, the Company adopted Statement 121 effective January 1, 1996 with no material effect on the Company's consolidated financial statements on the date of adoption.

Fair Value of Financial Instruments

         Based on the borrowing rates currently quoted by financial institutions for loans with terms and maturities similar to the Company's long-term debt, the carrying value of such debt approximates its fair value.

Deferred Financing Costs

         Costs incurred to acquire financing are being amortized using the straight-line method over the term of the related financing. Accumulated amortization was $11,936 and $1,606 as of December 31, 1996 and 1995, respectively.

Revenue Recognition

         Royalty fee revenue is based on gross room revenues and the number of franchised businesses open under the Company's Joint Venture Agreement with US Franchise Systems, Inc. (see Note 17).

         Franchise placement income is recognized at the date the "Microtels" are opened, as allowed under the Company's Joint Venture Agreement with US Franchise Systems, Inc.(see Note 17).

         Management fee revenue is recognized monthly as the services are performed in accordance with the terms of the management contracts and is generally based on a percentage of the managed property's revenue plus charges for accounting and marketing fees.

         Development fee revenue is recognized monthly as the services are performed in accordance with the terms of the development contracts.

         Membership dues for the beach club of the Seagate Hotel and Beach Club are recognized ratably over the membership period. Membership dues received in advance are reflected as deferred membership dues.

         Hotel operation revenue, principally from room rentals, is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

Beach Club Membership

         As a result of the acquisition of the Seagate Hotel and Beach Club, the Beach Club operation was valued at $3,206,531, based on an independent appraisal. Amortization is provided using the straight-line method over the 20 year estimated useful life of the asset. Accumulated amortization is $66,803 as of December 31, 1996.

Installment Method of Accounting

         As a result of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 17), the Company had elected to record the proceeds receivable on the installment method of accounting. This method is applicable in cases where receivables are collectable over an extended period of time and where there is little basis for estimating the degree of collectibility.

         During 1996, U.S. Franchise Systems, Inc., completed an initial public offering with proceeds to that entity of approximately $37,000,000. As a result, it was determined that the future collectibility was not in doubt and the balance of the deferred revenue was recognized at December 31, 1996.

Net income per common share -

         Earnings per share are computed on the basis of the weighted average common share and common share equivalents outstanding during the period. The payment of preferred dividends, which is not included in net earnings, is included in the computation of earnings per share. The weighted average number of common shares outstanding is as follows:

      Year ended December 31, 1996                                 4,248,521
      Transition period ended December 31, 1995                    3,706,333

Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.       SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP
         INTERESTS:

         The following is a summary of condensed financial information for the year ended December 31, 1996, for the partnerships which the Company controls or controlled and a combined summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the partnerships year ended December 31, 1996. As a result of the acquisition of partnership interests in five hotel partnerships effective July 31, 1996, operating information for Delray and four other unconsolidated hotel partnerships is included for the seven months then ended. Effective July 31, 1996, the Company acquired the remaining interests in Delray and the four unconsolidated hotel partnerships.


                                            DELRAY BEACH HOTEL              WATERTOWN                  UNCONSOLIDATED
                                            PROPERTIES LIMITED       HOTEL PROPERTIES II, L.P.          PARTNERSHIPS
                                            ------------------       -------------------------         --------------
       Property and equipment
         net of accumulated
         depreciation                       $        --              $         --                       $29,490,826
       Current assets                                --                    11,039                         2,918,869
       Notes and mortgage
         receivable - noncurrent                     --                 1,100,000                                --
       Other assets                                  --                        --                         1,341,308
                                            -----------              ------------                      ------------

         TOTAL ASSETS                                --                 1,111,039                        33,751,003
                                            -----------              ------------                      ------------
       Mortgage and notes
         payable - current                           --                        --                         2,157,446
       Other current liabilities                     --                        --                           847,865
       Mortgage and note  payable
          non current                                --                        --                        24,118,255
                                            -----------              ------------                      ------------
         TOTAL LIABILITIES                           --                        --                        27,123,566
                                            -----------              ------------                      ------------
       NET ASSETS                                    --              $  1,111,039                      $  6,627,437
                                            -----------              ------------                      ------------
                                            -----------              ------------                      ------------
       Net revenues                         $ 2,957,488                        --                        13,668,878
       Operating expenses                    (1,729,892)                   (2,334)                       (9,301,426)
                                            -----------              ------------                      ------------
       Income from
         operations                           1,227,596                    (2,334)                        4,367,452
       Other income (expense),
         net                                   (877,678)                  126,667                        (3,678,898)
                                            -----------              ------------                      ------------
       NET  INCOME                          $   349,918              $    124,333                      $    688,554
                                            -----------              ------------                      ------------
                                            -----------              ------------                      ------------

4.  INVESTMENT IN LAND

        Investment in land at December 31, 1996 and 1995 is summarized as follows:

                                                        AMOUNT     ACRES
                                                     ----------   -------
      Tonawanda, New York                            $  780,822    8.13

        The Company is holding the land as an investment. It is the intent of the Company to sell the subdivided land to other hotel and restaurant developers.

        This parcel is located in a populated area adjacent to an interstate highway and is considered an ideal location for hotel construction.
The parcel is zoned for hotel and restaurant development.

        See Note 16 for discussion relating to the acquisition of land.

5.  REAL ESTATE DEVELOPMENT

        Real estate development in process is summarized as follows at December 31:


                                                                      1996              1995          ACRES
                                                                      ----              ----          -----
        Cost of Land under development:
                    Strawberry Plains Pike, Tennessee              $  310,204        $  310,204        1.39
                    Irving, Texas                                     472,932           473,032        2.02
                    Plano, Texas                                      595,661           595,661        2.00
                    Plano, Texas                                      677,697                --        2.00
                    Arlington, Texas                                  604,629                --        2.00
                    Tucson, Arizona                                   478,851                --        2.00
                                                                   ----------        ----------
                                                                   $3,139,974        $1,378,897

                  Development costs                                   512,148           178,675
                                                                   ----------        ----------

                  Total real estate development in process         $3,652,122        $1,557,572
                                                                   ----------        ----------
                                                                   ----------        ----------

        All of the parcels above are located in populated areas adjacent to interstate highways and are considered ideal locations for hotel construction. All parcels are zoned for commercial use.

        Development costs include land and site development costs which are accumulated by specific site. Upon sale to a specific ownership entity, the Company will be reimbursed for all land and site development costs specifically associated with the parcel.

6.  ACCOUNTS AND NOTES RECEIVABLE

Affiliates:

        The Company has advanced amounts or has receivables from affiliated entities as follows as of December 31:


                                                                1996                    1995
                                                                ----                    ----

                  Rochester Hospitality Partners, L.P.        $ 40,000                $113,636
                  Airport Hotel Properties, L.P.               130,617                  48,300
                  Microtel  Partners 1995-I, L.P.              121,523                  92,371
                  Microtel Gatlinburg, L.P.                         --                  15,000
                  Fishers Road Hotel Properties, L.P.               --                  40,000
                  S&W Restaurants                                   --                  73,085
                  Other                                         33,860                  33,859
                                                              --------                --------
                                                              $326,000                $416,251
                                                              --------                --------
                                                              --------                --------

The amounts due represent demand notes. Interest is charged at prime plus 1% and the amounts are not collateralized. Subsequent to December 31, 1996, the Company collected $160,000 of amounts outstanding at December 31, 1996.

7.  MORTGAGE RECEIVABLE:

        On November 1, 1991, Watertown Hotel Properties II, L.P., a partnership in which the Company holds a 1% equity interest, executed a mortgage agreement and note for $1,500,000 with stated interest at 12% and due in full on October 31, 1994, together with all accrued interest. The mortgage was issued by Essex Microtel Leray, L.P., a partnership in which the Company holds a 4% special limited partnership interest.

        On October 25, 1994, Watertown Hotel Properties II, L.P. renewed the mortgage note and modified the interest rate and certain other terms, covenants and provisions of the original mortgage agreement dated November 1, 1991. On November 1, 1994, a principal payment of $100,000 was made, and from that date, the loan earns interest at the rate of 10% per annum. Another mandatory $100,000 principal payment was made on November 1, 1995.

        On November 1, 1996, the mortgage was renewed for a two year term with an interest rate of 10% per annum. Other terms and covenants remained the same. In conjunction with the renewal, a principal payment of $200,000 was received.

        The agreement provides Essex Microtel Leray, L.P., with the option to prepay in full plus accrued interest at any time prior to maturity without penalty.

        In January 1995, the Company purchased a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments required interest only, calculated at 12% per annum until April 1996. As a result of the acquisition of the remaining limited partnership interests in this entity, the obligation was cancelled.

8.  DEBT:

        Long-term debt consists of the following at December 31:

                                                                                                    1996           1995
                                                                                                    ----           ----
       Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-I,
       Inc. dated November 27, 1996, due in monthly installments of $477,257, including principal and interest at 9.19% over a 25 year period. On
       December 11, 2008, the interest rate recasts at no less than 14.19%. The mortgage is collateralized by
       all of the assets of HH Properties-I, Inc., the Company's wholly-owned hotel
       subsidiary.                                                                           $56,000,000             --

       Mezzanine note payable to Nomura Asset Capital Corporation, dated
       November 27, 1996, payable in monthly installments of interest only at
       LIBOR plus 6% in year
       one and LIBOR plus 6% and $283,333 monthly of minimum principal years two through five.  The note is due December 11, 2001.  This note is collateralized by
       substantially all assets of the Company.                                               17,000,000             --

       7.5% convertible subordinated debenture payable by the Company, due July 1, 2001.       7,500,000             --

       10% note payable to SB Motel Corp. by the Company, payable in monthly installments
       of $24,167, which represents interest only.  The note is due November 27, 1997.         2,900,000             --

       4.4% Town of Tonawanda bonds with yearly principal payments of $22,169 through 1997 and yearly principal payments of $18,475 thereafter until
       2006.                                                                                     192,136        218,000

       Other (retired in 1996)                                                                        --      8,493,661
                                                                                            ------------     ----------
       Total long-term debt                                                                   83,592,136      8,711,661

       Less - current portion                                                                 (3,527,950)      (205,187)
                                                                                            ------------     ----------
                                                                                             $80,064,186     $8,506,474
                                                                                            ------------     ----------
                                                                                            ------------     ----------

          The conversion price of the 7.5% convertible subordinated debenture due July 1, 2001 is $7.50 per common share. This price will reset on December 31, 1998, based on 125% of the average volume weighted price over the last thirty days or such number of days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares are set at $7.50 and $4.50, respectively. At the holder's option, at any time on or before the maturity, the debenture or any part may be converted for common shares subject to the terms above. This debenture is subordinate and junior in right of payment to the senior indebtedness of the Company.

           In connection with the securitization of its long-term debt with Nomura Asset Capital Corporation, HH Properties-I, Inc. agreed to the establishment of cash collateral accounts that trap all of the HH Properties-I, Inc. cash flow deposits for payment of debt service and various escrows, before the net remaining operating cash is released to the Company.

           In connection with the mezzanine loan agreement, the Company has agreed to the establishment of a cash collateral account that traps all of the Company's cash flow deposits for payment of mezzanine interest and minimum principal payments after the first year.

           Future minimum repayments under long-term debt are as follows:


                    1997                                     $ 3,527,950
                    1998                                       4,086,027
                    1999                                       4,145,975
                    2000                                       4,215,720
                    2001                                      15,192,151
                    Thereafter                                52,424,313
                                                             -----------
                                    TOTAL                    $83,592,136
                                                             ===========

9. SHAREHOLDERS' INVESTMENT:

(A) Preferred Stock

             At December 31, 1996, the Company's authorized preferred shares were 10,000,000 at $.001 par value, 294,723 of which were issued and outstanding.

             Series A Preferred Stock - 294,723 shares are issued and outstanding and includes a liquidation preference of $5.40 per share. Dividends are paid at $.432 per share annual, cumulative, subject to Board declaration. Voting rights are co-equal with Common Shares; 1 share, 1 vote. Each Preferred Share is convertible at the option of the holder into one share of Microtel Common Stock, with antidilution protection. The Preferred Shares are redeemable at the option of Microtel for debentures.

(B) Common Stock

           At December 31, 1996, the Company's authorized common shares were 20,000,000 at $.001 par value per share, 4,787,462 of which were issued and outstanding.

           In conjunction with the exclusive development and master franchise agreements (see Note 11), the Company granted warrants to unrelated third parties to purchase 150,000 shares of Company common stock at $6.60 per share, expiring through 2002.

           In 1990, warrants to purchase 100,000 shares of Company common stock at $6.60 per share were granted for financial advisory services, expiring in 2000.

            In 1993, warrants to purchase 125,000 shares of Company common stock at $2.00 per share were granted to a securities firm for investment banking services, expiring in 1997. These warrants have been rescinded by the Board of Directors of the Company (see Note 14).

            In 1995, warrants to purchase 125,000 shares of Company stock at $3.00 per share were granted to two securities firms for investment banking and consulting services, expiring in 1997.

            In 1995, warrants to purchase 100,000 shares of Company stock at $8.375 per share were granted to US Franchise Systems, Inc. expiring in 2000. Due to the restrictive nature of the warrants, non-transferability and the exercise price, the warrants are considered diminimus in value at the date of issue.

            Of the foregoing warrants, 211,875 have been purchased by the Chairman of the Board and Chief Executive Officer of the Company.

           On August 1, 1994, the Company issued 15,000 shares of its common stock and 20,000 options to purchase common stock at $.01 per share to an individual for five years of future financial consulting services. The option expires in 2004. These options were authorized by the Board of Directors on August 23, 1994 and exercised during the nine months ended December 31, 1995.

         On October 21, 1994, the Company issued 25,000 shares of its common stock to an individual for future financial consulting services to be provided for a term of five years.

         In October 1988, the Company issued options to purchase 25,000 shares of Company common stock at $1.50 per share to an independent architect who participated in the early creation and design of the "Microtel" concept.

         In October 1988, the Company issued options to purchase, in the aggregate, 100,000 shares of the Company common stock at $1.50 per share to the founding shareholders of the Company. During the nine month period ended December 31, 1995, 15,000 options were exercised.

         The Company has established the following stock option plans, authorized by the Board of Directors and approved by shareholders:

  --1990 Employee Stock Option Plan, whereby 100,000 shares of the Company's common stock is reserved for issuance under plan provisions to Directors, Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 1996, 3,000 shares were available for grant under this plan.

  --1993 Employee Stock Option Plan, whereby 550,000 shares of the Company's common stock is reserved for issuance under plan provisions to Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. In 1996, the Board of Directors authorized the issuance of an additional
  300,000 shares, which was approved by
  shareholders at the annual meeting. At December
  31, 1996, 312,000 shares were available for grant under this plan.

  --1993 Directors Stock Option Plan, whereby 135,000 shares of the Company's common stock is reserved for issuance under plan provisions to outside Directors. The granted options vest over a two year period with 1/3 vesting immediately, with 1/3 vesting over the first and second anniversary. At December 31, 1996, 54,000 shares were available for grant under this plan.

          A summary of changes in common stock options during the year ended December 31, 1996 and transition period ended December 31, 1995 is:

                                  NUMBER OF SHARES          PRICE PER SHARE
                                  ----------------          ---------------
Outstanding at March 31, 1995          558,000              $1.50 - $3.75
Granted                                194,500              $4.125
Exercised                             (119,500)             $1.50 - $3.75
                                       -------
Outstanding at December 31, 1995       633,000              $1.50 - $4.125
Granted                                128,500              $7.00 - $7.375
Exercised                               (3,833)             $2.00
                                       -------
Outstanding (held by 24 optionees)
 at December 31, 1996                  757,667              $1.50 - $7.375
                                       -------
                                       -------
Options exercisable at:
 March 31, 1995                        456,834
                                       -------
                                       -------
 December 31, 1996                     600,500
                                       -------
                                       -------

The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for the fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of the Statement.

           The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise prices equal to the fair value of the Company's Class A common stock on the date of grant.
The Company adopted SFAS No. 123 for disclosure purposes only in 1996. During the phase-in period of SFAS No. 123, pro forma disclosures may not be indicative of future amounts until the new rules are applied to all awards.
For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.25%, expected life of five (5) years, no dividends and expected volatility of 33.1%. Using these assumptions, the fair value of the employee stock options granted in 1996 and the nine months ended December 31, 1995 is $384,000 and $323,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the period ended December 31:

                                    1996    1995
                                    ----    ----
Net income:
As reported                     $636,050  $1,310,592
Pro Forma                        287,050   1,202,592

Net income per share:
As reported                        $0.12       $0.33
Pro Forma                          $0.04       $0.30

10. COMMITMENTS:

            Certain office space and automobiles are rented under non-cancelable operating leases that expire at various dates through 1999. The following is a schedule of future minimum annual rentals on non-cancelable operating leases:

                          1997    $154,457
                          1998      90,014
                          1999       6,998

            Total rent expense for the year ended December 31, 1996, and transition period ended December 31, 1995, was $148,102 and $119,867, respectively.

          As a partner in the partnerships disclosed in Note 2, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.9 million at December 31, 1996.

           The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, Choice Hotels International, Marriott Corp. and Cricket Inn based on franchise agreements which extend from ten to fifteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately
$146,000 and $-0- for the year ended December 31, 1996 and 1995, respectively.

         The Company and American General Hospitality, Inc. ("AGHI") have entered into a management agreement ("Management Agreement") effective for the period of November 27, 1996 through December 31, 1996. Under the provisions of the Management Agreement, AGHI undertakes and performs all management and maintenance operations relating to each of the twelve
(12) hotels in the SB Motel Corp. portfolio, including all appropriate marketing services, room rentals and other duties that arise from the operations of these hotels.

       As compensation, AGHI receives the following:

       A. A management fee of $70,000
       B. An accounting reimbursement fee equal to $2,400 per hotel, or $26,400 for the period ended December 31, 1996

             In October 1996, the Company entered into an option agreement to purchase three (3) hotels (Hampton Inn - Buffalo, New York; Comfort Inn Suites
- Buffalo, New York; Holiday Inn - Cleveland, Ohio) for $25,500,000. The Company has a $120,000 deposit as of December 31, 1996, with $30,000 in monthly fees to be paid from January to May 1997. The total amount paid will be applied against the purchase price, if exercised. The option expires May 30, 1997.

11. EXCLUSIVE DEVELOPMENT AGREEMENT:

           On September 30, 1991, the Company entered into an exclusive development agreement granting the rights to S&E Hospitality Partnership ("S&E") to develop and operate 75 Microtel hotels in various states. In consideration for these rights, Microtel received a non-refundable exclusive development fee of $500,000 representing 20 prepaid franchises.
Income recognition of this fee was deferred by the Company.
The first of 20 franchises was opened in Allentown, Pennsylvania, in May 1993.

           In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E on the Development Schedule, resulting in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survived; namely, that S&E's partners retained the right to develop the balance of the Microtels for which S&E's partners paid the non-refundable franchise fees. Therefore, 19 Microtels were able to be developed by S&E's partners at any approved location within or outside of the originally defined territory.

           On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership whereas one of the former partners of S&E sold assigned prepaid franchises (14) back to the Company for $200,000. The 14 prepaid franchises had been recorded as deferred revenue with value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain.
As of December 31, 1996, the five remaining franchises were fully constructed and operating.

           The Company recognized revenue as each individual franchised hotel opened.

12. INCOME TAXES:

        Income taxes are provided in accordance with Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The Statement requires that deferred income taxes be provided to reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         The components of the provision for income taxes are as follows:

                        YEAR ENDED           TRANSITION PERIOD
                    DECEMBER 31, 1996      ENDED DECEMBER 31, 1995
                    -----------------      -----------------------
         CURRENT:
           Federal      $195,539                  $228,900
           State          10,708                    50,945

         DEFERRED:
           Federal       196,232                   194,187
           State          69,535                    64,729
                        --------                  --------
         TOTAL          $472,014                  $538,761
                        ========                  ========

         Deferred tax (liabilities) assets are comprised of the following at December 31:
                                             1996              1995
                                          ---------         ---------
Depreciation                              $(403,567)        $    --
Gross up of purchased Company               (39,278)         (254,858)
Minority interest                           (12,900)          (68,697)
                                          ---------         ---------

Gross deferred tax liability               (455,745)         (323,555)
                                          ---------         ---------
Loss carryforwards                          357,142           570,580
Deferred revenue                             86,279           116,475
Deferred consulting                          45,558           120,886
Bad debt reserve                            151,456            38,683
Tax credit                                  151,472           112,452
Miscellaneous                                41,286             7,694
                                          ---------         ---------
  Gross deferred tax assets                 833,193           966,770
                                          ---------         ---------
Net deferred tax asset                    $ 377,448         $ 643,215
                                          =========         =========

         The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

                                                      1996        1995
                                                    --------    --------
    Statutory US tax rates                          $376,742    $628,780

    Increase (decrease) in rates resulting from:
      Change in valuation allowance                     --      (174,815)
      State income taxes, net of federal income tax   66,495     110,961
      Other                                           28,777     (26,165)
                                                    --------    --------
    Provision for Income taxes                      $472,014    $538,761
                                                    ========    ========

        At December 31, 1996, the Company has tax net operating loss carryforwards of approximately $882,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

   13. CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

        In connection with the acquisition of land for investment during fiscal year 1995, liabilities were assumed as follows:

                  Value of land acquired              $867,800
                  Less:    Cash paid                   150,000
                           Stock issued                168,750
                           Note issued                 182,850
                                                      --------
                  Liabilities assumed                 $366,200
                                                      ========

        See Note 18 for additional non-cash transactions.

14. LITIGATION

         On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, SHORE Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming
Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE Holdings, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach
Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels.
On January 27, 1995, the Court issued an Order dismissing the Amended
Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1997.

            On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

        After taking into consideration legal counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

          On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme
Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February
1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

15. LEASEHOLD INTEREST

         In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York from L, R, R & M L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. Also, during 1996, the Company earned a $250,000 fee for managing the reconstruction project. One of the minority owners of L, R, R, & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus amounts payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operation's adjusted net revenues as defined in the lease agreement. At December 31, 1996, $77,450 was due from the Landlord. At December 31, 1995, the Company owed $130,666 to the Landlord.

          The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: 1997 - $914,000; 1998 - $914,000; 1999 -
$914,000; 2000 - $914,000; thereafter $3,503,667.

          The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 less one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year.

          The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors.

          Rent expense on the ground lease was $1,833 from November 27, 1996, the date of acquisition, to December 31, 1996.

          The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                1997                                  $ 22,000
                1998                                    22,000
                1999                                    22,000
                2000                                    22,000
                2001                                    22,000
                Thereafter                              73,333
                                                      --------
                                                      $183,333
                                                      ========

16. ACQUISITION OF LAND

          In May 1995, the Company purchased two acres of land in Plano, Texas, for approximately $600,000, or $300,000 an acre. The parcel is zoned for commercial use and is located north of Dallas, Texas, off Interstate 75 and is in proximity of major businesses and shopping centers.

          In November 1995, the Company purchased two acres of land in Irving, Texas, for approximately $487,000, or $242,000 an acre. The parcel is zoned for commercial use and is located adjacent to the Dallas-Fort Worth International Airport and is in proximity of major businesses.

          On May 15, 1996, the Company purchased two acres of land in Arlington, Texas, for $604,629, or $302,314 per acre. The parcel is zoned for hotel development. This land is located between the cities of Dallas and Fort Worth, off State Highway 360, and is in proximity of major businesses, an amusement park, Arlington Stadium and shopping centers.

          On June 24, 1996, the Company purchased two acres of land in Tucson, Arizona, for $478,851, or $239,425 per acre. The parcel is zoned for hotel development. This land is located outside the city limits of Tucson, off Interstate 10, and is in proximity of major businesses, universities and the airport.

          On July 23, 1996, the Company purchased two acres of land in Plano, Texas (Plano Parkway) for $677,697, or $338,848 per acre. The land is located north of Dallas, Texas, accessible to Lyndon B. Johnson Freeway I-635, the Dallas North Tollway and Central Expressway US-75. It is in proximity of major businesses and shopping centers.
          All parcels purchased are currently in the process of being developed for the future construction of Microtel Inns.

17. JOINT VENTURE

          On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc. in which USFS purchased worldwide franchising and administration for the Microtel hotel chain.

          The Company, in return, will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million was paid at the first anniversary and $500,000 is due at each of the second and third anniversaries. In addition to the lump sum payments, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units.

          The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites.

          18. ACQUISITIONS

          On August 28, 1996, the Company completed the acquisition of the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying minority general and limited partnership equity interests for 1,170,103 shares of the Company's common stock. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the five hotel partnerships acquired have been included in the consolidated operating results since the effective date of the acquisition, July 31, 1996. One of the partnerships acquired, Delray Beach Hotel Properties Limited, was included in the consolidated operating results of the Company, net of minority interests, prior to the acquisition, as the Company, in its capacity as sole general partner and by the terms of the partnership agreements, controlled the partnership of Delray Beach Hotel Properties Limited.

         The Company shares to be exchanged therefore were valued at the average closing price for the five trading days prior to the effective date of the exchange, i.e. July 31, 1996. The share value was determined by that method to be $6.325. The Company utilized 657,292 treasury shares and 512,811 newly issued shares to satisfy its obligations. The Company has agreed to register the shares so exchanged for sale pursuant to the Securities Act of 1933. In addition to the shares thus exchanged, the Company has agreed to indemnify each exchanging partner for his or her continuing liability upon guarantees of the outstanding mortgages on each property.

         On November 27, 1996, the Company acquired 12 hotel properties, consisting of eight (8) Fairfield Inns by Marriott(R) and four (4) Cricket Inns, from SB Motel Corp., a subsidiary of Salomon Brothers, Inc., and the subsidiaries of SB Motel Corp., which had been formed to hold each such hotel, pursuant to an Agreement of Purchase and Sale dated September 27, 1996, among the Company and its subsidiary, Hudson Hotels Properties Corp., as Purchaser, and SB Motel Albany Corp., SB Motel Charleston Corp., SB Motel Richmond Corp., SB Motel Durham-Research Triangle Park Corp., SB Motel Cary Corp., SB Motel Statesville Corp., SB Motel Wilmington Corp., SB Motel Columbia Corp., SB Motel Virginia Beach Corp., SB Motel Durham-Duke Corp., SB Motel Raleigh Corp., and SB Motel Charlotte I-85 Corp. (the subsidiaries of SB Motel Corp. which held each property), the Sellers. The Company acquired eleven of the properties into its newly-formed subsidiary, HH Properties-I, Inc., and the twelfth, the Virginia Beach Cricket Inn, into its newly formed subsidiary, HH Properties-VB, Inc.

         The purchase price for the properties was $60,400,000, determined by arms-length negotiation with the Sellers, after analysis and valuation by the Company based upon historic and projected operating results of the properties. The purchase price was paid by issuing 370,657 shares of Company common stock, valued at $2,400,000, by issuing the Company's subordinated promissory note in the amount of $2,900,000 (maturing November 27, 1997) to the Seller, and by paying the balance of $55,100,000 in cash. The cash portion of the purchase price was obtained a) by placing a $37,470,000 mortgage issued by Nomura Asset Capital Corporation, on the properties purchased by HH Properties-I, Inc. b) by the Company securing $17,000,0000 of mezzanine financing from Nomura Asset Capital Corporation, and c) by the Company utilizing $530,000 of its available capital.

         In addition to the consideration stated above, the Company has agreed to register the 370,657 shares issued to SB Motel Corp., pursuant to the Securities Act of 1933, within 180 days following closing, and the Company has granted to Salomon Brothers, Inc. a right of first refusal to undertake equity offerings on behalf of the Company.

         Proforma unaudited results of operations assuming the acquisitions had occurred on January 1, 1995 are as follows:

                                              1996            1995
                                             ------          ------
         Total operating revenues         $39,123,457      $33,393,246
         Net income                         1,618,061        1,537,451
         Net income per common share            $0.25            $0.35

19. NON-RECURRING CHARGE

         During the fourth quarter of 1996, the Company had non-recurring charges of $551,149 as a result of the acquisition of the SB Motel Corp. portfolio. This amount is comprised of indirect costs relating to the acquisition, management fees associated with the acquisition of the SB Motel Corp. portfolio and write-off of several deposits in which the Company will no longer pursue as a result of the acquisition.