Form 10QSB/A
period 1996-12-31
POWER DESIGNS INC
filed 1997-06-25
CIK 79829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ______________

Commission file number:   0-1921

                               POWER DESIGNS, INC.
           (Name of Small Business Issuer as specified in its charter)

             New York                                   11-1708714
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    14 Commerce Drive, Danbury, CT                           06810
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (203) 748-7001
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

                     250 Executive Drive, Edgewood, NY 11717
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes |_|   No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,391,493 as of May 12 1997

Transitional Small Business Disclosure Format (Check one):     Yes |_|   No |X|

                              POWER DESIGNS, INC.
FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.     FINANCIAL STATEMENTS
            Restated Condensed Consolidated Balance Sheet as of
            December 31, 1996 and 1995 ...................................... 4

            Restated Condensed Consolidated Statement of
            Operations for the three and six months ended
            December 31, 1996 and 1995 ...................................... 5

            Restated Condensed Consolidated Statement of
            Changes to Stockholders' Deficit for the three
            and six months ended December 31, 1996 .......................... 6

            Restated Condensed Consolidated Statement of
            Cash Flows for the three and six months ended
            December 31, 1996 and 1995 ...................................... 7

            Notes to Condensed Consolidated Financial Statements ............ 8

PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K ................................10

Signatures ..................................................................11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               POWER DESIGNS, INC.

                 Restated Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           December 31, 1996 and 1995

                                                       1996            1995
                                                    -----------     -----------
ASSETS

Current assets:
 Cash                                                        $0          $4,148
 Accounts receivable                                  1,100,315          17,392
 Inventories                                          1,269,558         236,228
 Prepaid expenses                                         5,571           3,953
                                                    -----------     -----------

 Total current assets                                 2,375,443         261,721
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                              536,092           6,132
                                                    -----------     -----------
Other assets:
 Acquisition deposit                                       --              --
 Investment in partnership                               21,221          21,294
 Security deposits                                        3,855           3,855
 Goodwill                                             2,906,608            --
 Financing fees and organizational costs                256,269            --
                                                    -----------     -----------

                                                      3,187,953          25,149
                                                    -----------     -----------

                                                     $6,099,489        $293,002
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
             DEFICIT

Current liabilities:
 Seller financing                                    $2,750,000              $0
 Cash overdraft                                          11,378            --
 Accounts payable and accured expenses                1,454,687         193,975
 Current portion of long-term debt                         --           475,206
 Payables related to reorganization,
  including accured interest                            143,609          59,375
                                                    -----------     -----------

  Total liabilities                                   4,359,674         728,556
                                                    -----------     -----------

Long-term debt
 Accrued liabilities - other                               --           306,946
 Notes payable - affiliates                           4,112,986            --
                                                    -----------     -----------

                                                      4,112,986         306,946
                                                    -----------     -----------
Stockholders' deficit
 Preferred stock                                        264,854            --
 Common stock                                               240             218
 Additional paid in capital                             827,732         784,754
 Deficit                                             (3,465,999)     (1,527,472)
                                                    -----------     -----------

  Total stockholders' deficit                        (2,373,173)       (742,500)
                                                    -----------     -----------

                                                     $6,099,489        $293,002
                                                    ===========     ===========

                               POWER DESIGNS, INC.

             Restated Condensed Consolidated Statement of Operations
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 1996 and 1995

                                                   3 months ended       3 months ended       6 months ended        6 months ended
                                                  December 31, 1996    December 31, 1995    December 31, 1996    December 31, 1995
Net Sales                                             $1,239,232            $175,763            $1,329,734            $318,094

Cost of Sales                                            997,556              91,709             1,077,198             200,140
                                                     ------------          ----------          ------------          ----------

Gross profit                                             241,676              84,054               252,536             117,954

Selling, general and admin. expenses                   1,330,992              87,028             1,439,312             157,322
                                                     ------------          ----------          ------------          ----------

Net loss before other income (expenses)               (1,089,316)             (2,974)           (1,186,776)            (39,368)
                                                     ------------          ----------          ------------          ----------

Other income (expense):
 Investment income                                           500                --                   1,500               8,231
 Interest expense                                       (216,486)            (27,928)             (250,433)            (44,403)
                                                     ------------          ----------          ------------          ----------

                                                        (215,986)            (27,928)             (248,933)            (36,172)
                                                     ------------          ----------          ------------          ----------

Net loss                                             ($1,305,302)           ($30,902)          ($1,435,709)           ($75,540)
                                                     ============          ==========          ============          ==========

Net loss per share                                        ($0.55)             ($0.01)               ($0.60)             ($0.03)
                                                     ============          ==========          ============          ==========

                               POWER DESIGNS, INC.

  Restated Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 1996 and 1995

                                   Shares          Shares
                                 Preferred         Common                             Additional
                                   Stock           Stock      Preferred    Common       Paid In
                                Outstanding     Outstanding     Stock       Stock       Capital        Deficit          Total
                                -----------     -----------   ---------    ------     -----------      -------          -----


Balance, June 30, 1995                 0         2,176,259      $   0       $218       $784,754    ($1,451,932)    ($  666,960)

Net loss                            --                --         --          --            --          (44,638)        (44,638)

Balance, September 30, 1995         --           2,176,259       --          218        784,754     (1,496,570)       (711,598)

Net loss                            --                --         --          --            --          (30,902)        (30,902)
                                 -------         ---------   --------       ----       --------    -----------     ------------

Balance, December 31, 1995             0         2,176,259      $   0       $218       $784,754    ($1,527,472)    ($  742,500)
                                 =======         =========   ========       ====       ========    ===========     ===========


Balance, June 30 1996                  0         2,391,493      $   0       $240       $820,732    ($2,025,464)    ($1,204,492)

Net loss                            --                --         --          --            --         (130,407)       (130,407)

Balance, September 30, 1996         --           2,391,493       --          240        820,732     (2,155,871)     (1,334,889)

Dividends accrued                   --                --         --          --            --           (4,826)         (4,826)

Stock issuance                   316,689              --      264,854        --           7,000           --           271,854

Net loss                            --                --         --          --            --       (1,305,302)     (1,305,302)
                                 -------         ---------   --------       ----       --------    -----------     ------------

Balance, December 31, 1996       316,689         2,391,493   $264,854       $240       $827,732    ($3,465,999)    ($2,373,173)
                                 =======         =========   ========       ====       ========    ===========     ===========

                               POWER DESIGNS, INC.

             Restated Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 1996 and 1995

                                                   3 months ended       3 months ended       6 months ended        6 months ended
                                                  December 31, 1996    December 31, 1995    December 31, 1996    December 31, 1995

Cash flows from operating activities:
 Net loss                                            ($1,305,302)          ($30,902)           ($1,435,709)           ($75,540)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation                                           74,002               --                   74,253               --
   (Increase) decrease in:
   Accounts receivable                                  (447,152)            17,682               (484,919)            (4,613)
   Inventories                                          (111,032)           (34,721)              (143,843)           (34,721)
   Prepaid expenses                                       (1,119)               126                 (5,571)              (230)
   Other assets                                          (35,165)              --                  (95,165)              --
 Increase (decrease) in:
   Accounts payable and accrued expenses                 759,573             27,734                792,743             20,840
   Payables related to reorganization                   (117,922)          (178,429)              (118,046)          (185,590)
                                                      -----------          ---------            -----------          ---------

Cash flows used in operating activities               (1,184,117)          (198,510)            (1,416,257)          (279,854)
                                                      -----------          ---------            -----------          ---------

Cash flows used investing activities:
   Purchase of property and equipment                    (36,787)              --                  (36,787)              --
                                                      -----------          ---------            -----------          ---------

Cash flows from (used in) financing activities:
   Advances from affiliates                            2,493,211               --                2,421,960            (34,391)
   Acquisition of Penril net assets*                  (1,546,558)              --               (1,736,558)              --
   Cash received from long term financing                   --              208,045                495,178            325,440
   Cash received from stock issuance net of
     declared dividends                                  267,027               --                  267,027               --
                                                      -----------          ---------            -----------          ---------

Cash flows provided by financing activities            1,213,680            208,045              1,447,607            291,049
                                                      -----------          ---------            -----------          ---------

Net Increase (decrease) in cash                           (7,224)             9,535                 (5,437)            11,195

Cash (overdraft), beginning of period                     (4,153)            (5,387)                (5,940)            (7,047)
                                                      -----------          ---------            -----------          ---------

Cash (overdraft), end of period                         ($11,377)            $4,148               ($11,377)            $4,148
                                                      ===========          =========            ===========          =========

* In addition the company received $2,750,000 in seller financing to purchase assets and assume liabilities from Penril (see Note 2).

                               POWER DESIGNS, INC.

                                 ---------------

            Notes To the Condensed Consolidated Financial Statements

          For the Three and Six Months Ended December 31, 1996 and 1995

Note 1 - Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Power Designs, Inc. (hereinafter the "Company" or the "issuer"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 1997 include the operations of PDIXF Acquisition Corporation (see Note 2) for the period October 11, 1996 through December 31, 1996.

Note 2 - Significant Events:

On October 11, 1996, a wholly owned subsidiary of the Company, PDIXF Acquisition Corporation, acquired, for approximately $4.4 million, assets of Technipower, Inc. and Constant Power, Inc., two divisions of Penril Datacomm Networks, Inc. ("Penril"), encompassing three product lines. Additionally, the Company repaid loans, notes payable and obligations to creditors totaling approximately $1,490,000 that existed as of October 11, 1996. The Company also incurred approximately $260,000 in costs (financing and organizational) related to this acquisition.

The following provided funding for the above-referenced acquisition (totaling approximately $6,180,000):

316,743 shares of preferred stock convertible to
   common stock at a conversion rate to be
   determined at a future date                                    $   265,000

Warrants convertible into 416,749 shares of
   common stock at 87.5 cents per share                                 7,000

Subordinate debt from six individuals and a
   limited partnership                                              1,087,000

Note payable to Inverness Corporation (Due April
   1, 1998)                                                         2,290,000

Seller financing (Note due December 31, 1996)                       2,750,000
                                                                  ------------

   Total sources                                                    6,399,000

Less:  cash deposited into PAC for working capital                   (219,000)
                                                                  ------------
                                                                  $ 6,180,000
                                                                  ============

The Company has defaulted on the $2,750,000 note (secured by the majority of the Company's assets), due to Penril at December 31, 1996. As a result of the default, the Company is in breach of its asset purchase agreement with Penril executed pursuant to the above-referenced acquisition. As of this date, the Company and Penril are continuing discussions to cure the default but no agreement has been reached. Although Penril has taken no action, they have also failed to waive either the default or the consequent breach.

The Company is seeking to raise equity financing to provide the funds needed to repay the balance of the $2,750,000 note due to Penril. The Company is simultaneously working to arrange necessary bridge financing.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 27  Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 17, 1997                               POWER DESIGNS, INC.
      Danbury, CT                                    (Registrant)


                                                  By: /s/ Fred G. Basso
                                                      ------------------------
                                                      Fred G. Basso, President


                                                  By: /s/ Anthony F. Intino II
                                                      ------------------------
                                                      Anthony Intino,
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer)