Form 10QSB
period 1997-03-31
POWER DESIGNS INC
filed 1997-06-25
CIK 79829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

Commission file number:   0-1921

                             POWER DESIGNS, INC.
          -----------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

             New York                                   11-1708714
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

14 Commerce Drive, Danbury, CT                            06810
----------------------------------------    ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No X

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,391,493 as of May 12 1997

Transitional Small Business Disclosure Format (Check one):
Yes __      No X

                              POWER DESIGNS, INC.
           FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of
            March 31, 1997 and 1996 .................................      4

            Condensed Consolidated Statement of Operations for
            the three and nine months ended March 31, 1997
            and 1996 ................................................      5

            Condensed Consolidated Statements of Changes
            in Stockholders' Deficit for the three and nine
            months ended March 31, 1997 .............................      6

            Condensed Consolidated Statement of Cash Flows for
            the three and nine months ended March 31, 1997 and 1996..      7

            Notes to Condensed Consolidated Financial Statements ....      8

PART II - OTHER INFORMATION

Item 3.     DEFAULTS UPON SENIOR SECURITIES .........................     14

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K ........................     14

Signatures ..........................................................     15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                            March 31, 1997 and 1996

                                                         1997           1996
                                                         ----           ----
ASSETS
Current assets:
  Accounts receivable                                  $989,401         $21,876
  Inventories                                         1,949,898         245,470
  Prepaid expenses                                       15,740           3,582
                                                    -----------     -----------
    Total current assets                              2,955,039         270,928
                                                    -----------     -----------
Property and equipment, less accumulated
  depreciation                                          644,276           5,886
                                                    -----------     -----------
Other assets:
  Investment in partnership                              22,041          21,294
  Security deposits                                      86,366           3,855
  Goodwill                                            2,832,496            --
  Financing fees and organizational costs               320,081            --
                                                    -----------     -----------
                                                      3,260,984          25,149
                                                    -----------     -----------
                                                     $6,860,299        $301,963
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Seller financing                                   $2,550,000              $0
  Cash overdraft                                        121,295          10,439
  Accounts payable and accrued expenses               2,722,018         154,606
  Current portion of long-term debt                        --           572,250
  Payables related to reorganization,
    including accrued interest                          134,124          59,375
                                                    -----------     -----------
    Total liabilities                                 5,527,437         796,670
                                                    -----------     -----------
Long-term debt:
  Notes payable - other                                    --           306,946
  Notes payable - affiliates                          5,294,351            --
                                                    -----------     -----------
    Total long term debt                              5,294,351         306,946
                                                    -----------     -----------
Stockholders' deficit
  Preferred stock                                       264,854            --
  Common stock                                              240             218
  Additional paid in capital                            827,732         784,754
  Deficit                                            (5,054,315)     (1,586,625)
                                                    -----------     -----------
    Total stockholders' deficit                      (3,961,489)       (801,653)
                                                    -----------     -----------
                                                     $6,860,299        $301,963
                                                    ===========     ===========

                              POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

           For The Three and Nine Months Ended March 31, 1997 and 1996

                                                                                           PDIXF
                                          3 months ended  3 months ended     Power      Acquisition  9 months ended  9 months ended
                                          March 31, 1997  March 31, 1996  Designs, Inc.     Corp.    March 31, 1997  March 31, 1996
Net Sales                                   $1,090,086       $108,471       $390,308     $2,029,512    $2,419,820      $426,564
Cost of Sales                                1,080,010         68,337        358,777      1,798,432     2,157,208       268,476
                                           -----------       --------      ---------    -----------   -----------     ---------
Gross profit                                    10,076         40,134         31,531        231,080       262,612       158,088
Selling, general and admin. expense          1,335,805         89,074        346,782      2,428,335     2,775,117       246,396
                                           -----------       --------      ---------    -----------   -----------     ---------
Net loss before other income (expense)      (1,325,729)       (48,940)      (315,250)    (2,197,256)   (2,512,505)      (88,308)
                                           -----------       --------      ---------    -----------   -----------     ---------
Other income (expense):
  Investment income                              1,820           --            3,320           --           3,320         8,231
  Interest expense                            (259,042)       (10,213)       (71,778)      (437,696)     (509,475)      (54,616)
                                           -----------       --------      ---------    -----------   -----------     ---------
                                              (257,222)       (10,213)       (68,458)      (437,696)     (506,155)      (46,385)
                                           -----------       --------      ---------    -----------   -----------     ---------
Net loss                                    (1,582,951)      ($59,153)      (383,709)   ($2,634,952)   (3,018,661)    ($134,693)
                                           ===========       ========      =========    ===========   ===========     =========
Net loss per share                              ($0.66)        ($0.03)        ($0.16)        ($1.10)       ($1.26)       ($0.06)
                                           ===========       ========      =========    ===========   ===========     =========

                              POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                  (Unaudited)

               For The Three and Nine Months Ended March 31, 1997

                                 Shares       Shares
                               Preferred      Common                                Additional
                                 Stock         Stock        Preferred    Common       Paid-in
                              Outstanding   Outstanding       Stock       Stock       Capital      Deficit          Total
                              -----------   -----------       -----       -----       -------      -------          -----
Balance, June 30, 1995                0       2,176,259           $0      $218        $784,754   ($1,451,932)      ($666,960)
Net loss                           --              --           --         --             --         (75,540)        (75,540)
Balance, December 31,1995          --         2,176,259         --         218         784,754    (1,527,472)       (742,500)
Net loss                           --              --           --         --             --         (59,153)        (59,153)
                                -------       ---------     --------      ----        --------   -----------     -----------
Balance, March 31, 1996               0       2,176,259           $0      $218        $784,754   ($1,586,625)      ($801,653)
                                =======       =========     ========      ====        ========   ===========     ===========

Balance, June 30, 1996                0       2,391,493     $      0      $240        $820,732   ($2,025,464)    ($1,204,492)
Dividends accrued                  --              --           --         --             --          (4,826)         (4,826)
Stock issuance                  316,689            --        264,854       --            7,000          --           271,854
Net loss                           --              --           --         --             --      (1,435,710)     (1,435,710)
Balance, December 31, 1996      316,689       2,391,493      264,854       240         827,732    (3,466,000)     (2,373,174)
Dividends accrued                  --              --           --         --             --          (5,364)         (5,364)
Net loss                           --              --           --         --             --      (1,582,951      (1,582,951)
                                -------       ---------     --------      ----        --------   -----------     -----------
Balance, March 31, 1997         316,689       2,391,493     $264,854      $240        $827,732   ($5,054,315)    ($3,961,489)
                                =======       =========     ========      ====        ========   ===========     ===========

                              POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

           For The Three and Nine Months Ended March 31, 1997 and 1996

                                                          3 months ended   3 months ended   9 months ended   9 months ended
                                                          March 31, 1997   March 31, 1996   March 31, 1997   March 31, 1996
Cash flows from operating activities:
  Net loss                                                 ($1,582,951)       ($59,153)      ($3,018,661)     ($134,693)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                            148,956             246           223,209            246
      (Increase) decrease in:
      Accounts receivable                                      110,914          (4,484)         (374,005)        (9,097)
      Inventories                                             (680,340)         (9,242)         (824,183)       (43,963)
      Prepaid Expenses                                         (10,169)            371           (15,740)           141
      Other assets                                            (186,106)           --            (281,270)          --
    Increase (decrease) in:
      Accounts payable and accrued expenses                  1,267,331         (39,369)        2,060,074        (18,529)
      Payable related to reorganization                         (9,485)           --            (127,531)      (185,590)
                                                           -----------       ---------       -----------      ---------
Cash flows used in operating activities                       (941,850)       (111,631)       (2,358,107)      (391,485)
                                                           -----------       ---------       -----------      ---------
Cash flows used in investing activities:
      Purchase of property and equipment                      (144,066)           --            (180,853)          --
                                                           -----------       ---------       -----------      ---------
Cash flows from (used in) financing activities:
      Advances from affiliates                               1,181,365            --           3,603,325        (34,391)
      Acquisition of Penril net assets*                       (200,000)           --          (1,936,558)          --
      Cash received from long term financing                                    97,044           495,178        422,484
      Cash received from stock issuance net of
        declared dividends                                      (5,366)           --             261,660           --
                                                           -----------       ---------       -----------      ---------
Cash flows provided by financing activities                    975,999          97,044         2,423,605        388,093
                                                           -----------       ---------       -----------      ---------
Net increase (decrease) in cash                               (109,917)        (14,587)         (115,355)        (3,392)
Cash (overdraft), beginning of period                          (11,378)          4,148            (5,940)        (7,047)
                                                           -----------       ---------       -----------      ---------
Cash (overdraft), end of period                              ($121,295)       ($10,439)        ($121,295)      ($10,439)
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

                             POWER DESIGNS, INC.

                               ---------------

            Notes To the Condensed Consolidated Financial Statements

           For the Three and Nine Months Ended March 31, 1997 and 1996

Note 1 - Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Power Designs, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 1997 include the operations of PDIXF Acquisition Corporation (see Note 2) for the period October 11, 1996 through March 31, 1997.

Note 2 - Significant Events:

On October 11, 1996, a wholly owned subsidiary of the Company, PDIXF Acquisition Corporation ("PAC"), acquired (the "Acquisition"), for approximately $4.4 million, assets of Technipower, Inc. and Constant Power, Inc., two divisions of Penril Datacomm Networks, Inc. ("Penril"), encompassing three product lines. Additionally, the Company repaid loans, notes payable and obligations to creditors totaling approximately $1,490,000 that existed as of October 11, 1996. The Company also incurred approximately $260,000 in costs (financing and organizational) related to the Acquisition.

The following provided funding for the Acquisition (totaling approximately $6,180,000):

      316,743 shares of preferred stock convertible to
        common stock at a conversion rate to be
        determined at a future date                       $  265,000
      Warrants convertible into 416,749 shares of
        common stock at 87.5 cents per share                   7,000
      Subordinate debt from six individuals and a
        limited partnership                                1,087,000
      Note payable to Inverness Corporation
        ("Inverness") (Due April 1, 1998)                  2,290,000
      Seller financing (Note due December 31, 1996)        2,750,000
                                                          ----------
        Total sources                                      6,399,000
      Less:  cash deposited into PAC for working capital  (  219,000)
                                                          ----------
                                                          $6,180,000
                                                          ==========

      The Company defaulted on the $2,750,000 note (the "Penril Indebtedness") secured by the majority of the Company's assets, due to Penril at December 31, 1996. As a result of the default, the Company was in breach of its asset purchase agreement with Penril (the "Asset Purchase Agreement") executed pursuant to the Acquisition. As of this date, the Company and Penril have entered into the Forbearance Agreement (as defined below) providing for an extension of time for repayment of the Penril Indebtedness. The Forbearance Agreement required the Company to make payments totaling $200,000 prior to March 31, 1997, and thereafter to make payments in accordance with the following schedule:

      April 7, 1997                    $50,000
      April 14, 1997                  $500,000
      April 21, 1997                   $50,000
      April 28, 1997                   $50,000
      April 30, 1997                  $450,000
      May 5, 1997                      $50,000
      May 12, 1997                     $50,000
      May 19, 1997                     $50,000
      May 30, 1997                    $300,000
      July 31, 1997                 $1,000,000

Penril subsequently agreed to permit the Company to make payments of $100,000, $50,000, $75,000 and $75,000 on May 30, 1997, June 4, 1997, June 10, 1997 and
June 20, 1997, respectively, in lieu of the $300,000 payment due on May 30, 1997. As of June 10, 1997, the Company was current on its obligations under the terms of the Forbearance Agreement, as modified.

The Company is seeking to raise equity financing to provide the funds needed to repay the balance of the Penril Indebtedness. The Company is simultaneously working to arrange necessary bridge financing. As of June 10, 1997, the Company had raised $1,953,500 of bridge financing through a private offering (the "Offering") of units ("Units"), each Unit consisting of (i) one 10% subordinated promissory note in the principal amount of $100,000 (the principal balance and accrued interest of which are due and payable on the earlier of 12 months after the closing of the Offering or upon the closing of any financing which provides the Company with a minimum of $5,000,000 of gross proceeds) and (ii) one five-year warrant ("Warrant") to purchase 40,000 shares of common stock, par value $.0001 per share ("Common Stock"), of the Company at an initial exercise price per share equal to $.25 (subject to adjustment upon the occurrence of certain events and without giving effect to a contemplated reverse stock split which will adjust the Warrants included in each Unit); provided, however, that in no event shall the Warrants be exercisable, after adjustment, for less than 10,000 shares of Common Stock or at an exercise price per share greater than $1.00. The Units were offered at a price of $100,000 per Unit.

Note 3 - Subsequent Events:

During the quarter ended March 31, 1997, the Company made an election to reallocate the $4,430,000 purchase price paid to Penril pursuant to the Acquisition among the assets stated on its opening balance sheet. The October 11, 1996 carrying value of work in process and finished goods inventories have been reduced by $619,090 and $329,682, respectively, while goodwill has been increased by the same amounts. This $948,772 realignment in asset values, created by the technological volatility in the product market, more closely approximates management's estimation of the market value of its inventories, as well as the value of goodwill purchased on the date of acquisition.

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives. During the quarter ended March 31, 1997, the Company made an election to reduce the estimated useful life of goodwill from 40 years to 15 years. It is management's estimation that this useful life more closely approximates the duration of this asset's benefit. With respect to this asset, year-to-date amortization expense through March 31, 1997 is shown at $89,276, rather than the $33,479 which would result from a 40 year useful life.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      Current Developments

      On October 11, 1996, the Company, through PAC, completed the Acquisition pursuant to the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Company acquired assets of Penril related to the manufacture of three product lines (the "Business").

      Total consideration to Penril consisted of $1,586,085 in cash, a $2,750,000 note issued to Penril by PAC representing the Penril Indebtedness, a royalty equity equal to 2% of the Business' gross sales during the period from July 1, 1997 through June 30, 2001, and various assumed liabilities valued at approximately $632,600. The Penril Indebtedness bears annual interest of 2% above prime rate, and was originally due December 31, 1996. The principal amount of the Penril Indebtedness was not repaid when due, thereby placing the Company in default. On March 10, 1997 the Company and Penril executed the Forbearance Agreement, which is described in further detail below at Part II - Item 3 "Defaults Upon Senior Securities."

      As discussed in more detail in "Liquidity and Capital Resources" below, funds for the Acquisition were obtained through additional financing.

      In addition, in early 1995, the Company's shareholders approved a resolution calling for the reincorporation of the Company under Delaware law, by merging the Company into a Delaware corporation also named Power Designs, Inc. The merger remains unexecuted pending approval by the New York State Department of State, Division of Corporations.

      Liquidity and Capital Resources.

      On October 11, 1996, the Company obtained outside financing totaling approximately $6.2 million in connection with the Acquisition. The financing consisted of three primary components: a private placement of debt and equity securities for $1,087,000 to six individuals and a limited partnership; a note payable to Inverness Corporation in the amount of $2,290,000; and a note payable to Penril of $2.75 million representing the Penril Indebtedness, originally due on December 31, 1996. The Company defaulted on the Penril Indebtedness and thereafter entered into the Forbearance Agreement pursuant to which it is repaying the Penril Indebtedness. See Part II - Item 3, "Defaults Upon Senior Securities."

      In addition, when the Company emerged from bankruptcy in June 1994 it entered into a plan of reorganization that required payments to pre-bankruptcy creditors of approximately $59,000 per year through fiscal 1997 and $49,000 from then through fiscal 2000. The Company is continuing to make these payments.

      Because of the completed Acquisition, the Company hopes to be able to supply a greater percentage of its working capital needs through operating cash flow during the 1997 fiscal year. Nevertheless, the Company has also undertaken the Offering, pursuant to which the Company had raised $1,953,500 as of June 10, 1997.

      The remaining capital necessary for operating purposes and capital investment is anticipated to be supplied by financings secured by the Company's receivables and additional loans and equity financings.

      The Company currently has a deficit in shareholders' equity, meaning that amounts owned to its creditors, including, without limitation, Inverness and Penril, exceed the value of its assets. As of the end of the reporting period, the Company has no plans beyond the above to remedy the deficit in shareholders' equity.

      Results of Operations.

      Results for the first nine months of fiscal 1997 reflect the Acquisition, and therefore represent a substantial change from the figures for the same period in 1996. Accordingly, a period-to-period comparison of the historical results of operations and financial condition of the Company is not meaningful. Further, a period-to-period comparison of the pro forma results of operations and financial condition of the Company is not meaningful.

      First nine months of fiscal 1997 versus first nine months of fiscal 1996.

      Net sales exceeded $1 million for the quarter ended March 31, a figure almost equaling the $1.2 million recorded for the prior two quarters combined. The nine-month total thus came to $2.4 million, as compared with $426,564 for the same period in 1996.

      Nevertheless, gross profit decreased from $40,134 for the third quarter of 1996 to $10,076 for the current quarter, keeping 1997's year-to-date gross profits to $262,612 -- an increase of only 66% over 1996's $158,088, despite the sales increases. Cumulative net loss for 1997 rose to $3.0 million, of which the third quarter accounted for $1.5 million. Selling, general and administrative expenses remain high in relation to cumulative net sales, but nevertheless reflect the Company's expected cost levels for the nine-month period. Furthermore, the interim statements reflect the Company's assumption in the Acquisition of accounts payable and other liabilities totaling over $1.4 million, $2.5 million of the $2.75 million Penril Indebtedness, and an increase in trade payables and accrued liabilities of $1.6 million. These acquisition-related costs, in combination with the cumulative net loss, have thus increased stockholders' deficit to approximately $3.9 million from $801,653.

      As disclosed above at "Current Developments," the Company has conducted the Offering. Simultaneously, the Company is planning an equity financing, which it is hoped will provide the necessary funds for payment of liabilities and for capital needs.

      Statements in this "Management's Discussion and Analysis of Financial Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

      Statements regarding future effects of the Acquisition, the future adequacy of the Company's working capital, its ability to raise capital through debt or equity offerings and its ability to maintain or improve its present cash flow, are examples of such forward looking statements. Such forward looking statements are not guarantees of future performance. There remain substantial risks that the Company will be unable to obtain adequate financing to improve its performance and achieve its business goals.

                           PART II. OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

      On December 31, 1996 the principal amount of the Penril Indebtedness described at Part I, Item 2 above was not paid in full, thereby placing the Company in default. On March 10, 1997 the Company and Penril executed a forbearance agreement, which required the Company to make payments of $50,000 per week totaling $200,000 prior to March 31, 1997, a payment of $500,000 on or before April 14, 1997, and a balloon payment equal to the remainder due on or before May 31, 1997. All payments required under such forbearance agreement prior to April 29, 1997 were made in full.

      On April 29, 1997, the Company and Penril entered into a modification agreement (together with the above-referenced forbearance agreement, the "Forbearance Agreement"), which created a new payment schedule for the remainder of the Penril Indebtedness. The Forbearance Agreement requires the Company to pay Penril $450,000 on April 30, 1997, $50,000 on each of May 5, May 12, and May 19, 1997, $300,000 on May 30, 1997, and the remainder of the Penril Indebtedness due on July 31, 1997.

      Penril subsequently agreed to permit the Company to make payments of $100,000, $50,000, $75,000 and $75,000 on May 30, 1997, June 4, 1997, June 10,
1997 and June 20, 1997, respectively, in lieu of the $300,000 payment due on May 30, 1997. As of June 10, 1997, the Company was current on its obligations under the terms of the Forbearance Agreement, as modified.

      The Company anticipates that it will be able to make all remaining required payments under the Forbearance Agreement. However, there can be no assurances that the Company will, in fact, able to make such payments, and there remains some risk of the Company's failure to do so.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 27  Financial Data Schedule

      (b) The Company filed a report on Form 8-K, dated January 10, 1997, reporting the default described at Item 3 above. The Company filed a further report on Form 8-K, dated March 21, 1997, detailing the forbearance agreement executed by the Company and Penril also described at Item 3 above. Additionally, the Company filed a Form 8-K, dated April 16, 1997, reporting the appointment of Fred G. Basso as the Company's President.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 17, 1997                             POWER DESIGNS, INC.
      Danbury, CT                                   (Registrant)


                                                By: /s/  Fred G. Basso
                                                   -----------------------------
                                                    Fred G. Basso, President


                                                By: /s/ Anthony F. Intino II
                                                   -----------------------------
                                                    Anthony F. Intino II,
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)