Form 10KSB
period 1997-06-30
POWER DESIGNS INC
filed 1997-11-10
CIK 79829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the fiscal year ended June 30, 1997.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended
Commission File No. 0-1921

                               POWER DESIGNS INC.

          (Name of Small Business Issuer as specified in its charter)

                   DELAWARE                                        11-1708714
        (State or other jurisdiction of                  (I.R.S. Employer Identification
        incorporation or organization)                               Number)

    14 COMMERCE DRIVE, DANBURY, CONNECTICUT                           06810
   (Address of principal executive offices)                        (Zip Code)

                                 (203) 748-7001

                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None                                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.0001 PAR VALUE

                                (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year. $3,622,236

    The aggregate market value of the voting stock held by non-affiliates of the issuer cannot be estimated because there is no active market for the stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE LAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding or each of the issuer's classes of common equity, as of the latest practicable date.

                          2,391,493 as of November 4, 1997

Transitional Small Business Issuer Format (check one): Yes / /  No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE
                      Exhibits to Fiscal Year 1995 10-KSB
                      Exhibits to Fiscal Year 1996 10-KSB

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Power Designs, Inc., the small business issuer making this report, was organized on July 7, 1952 under the laws of the State of New York. The issuer's Common Stock, $.0001 par value ("Common Stock") is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. Late in fiscal year 1995, the issuer amended its certificate of incorporation to change the par value of its common shares from $.01 per share to $.0001 per share. This change is reflected in the audited consolidated financial statements accompanying this Form 10-KSB. In October 1996 the issuer created a new class of Class A Convertible Preferred Stock ("Preferred Stock") with a par value of $.01 per share. As of this writing, this class of Preferred Stock remains restricted and unregistered by the issuer.

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

    The issuer purchases certain raw materials, components and subassemblies included in the issuer's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. The disruption or termination of these sources could have a material adverse effect on the issuer's business and results of operations. While the issuer is aware of alternative suppliers for these products, there can be no assurance that any supplier could be replaced in a timely manner.

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

    The principal market for the issuer's products is users or manufacturers who incorporate the products into their equipment. The equipment is used in various industries, as well as organizations conducting scientific research and electro-medical entities. The issuer's customers include private companies, government agencies, and educational institutions, both within and outside of the United States. International sales approximate $440,000 for fiscal year 1997, or approximately 12% of total sales for the year.

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

    In prior fiscal years the issuer had begun efforts to develop a new family of high voltage products and other new products, although development has been retarded by lack of working capital. During the second quarter of fiscal year 1997, the issuer purchased assets employed in the manufacture of three new product lines. Future increases in sales and profits are dependent upon the marketing of a proprietary line of uninterruptible power supplies/power line conditioner ("UPS/PLC") products. This product line provides the customer with the ability to service varying power requirements with a single product.

    An unacceptable level of product failures in the early shipments of the UPS/PLC product line, required the issuer to suspend product distribution and initiate efforts to resolve any technical and production problems. At this time management is exploring the alternative of contracting for an outsourced manufacturing resource to allow for active, higher volume production of the UPS/PLC product line to resume.

    The issuer's primary research and development activities center on the customization and special engineering of its products. During fiscal years 1996 and 1995, it devoted approximately 5% percent of its annual revenues for these purposes, or approximately $35,000. About two employees, on the average, over these two fiscal years have been engaged in these efforts. Recent developments in the 1997 fiscal year have included a substantial increase to 14.8% of annual revenues or $540,000 devoted to research and development. In like manner, the average number of employees engaged in these efforts during fiscal year 1997 is increased to six. Total employees at June 30, 1997 number 64.

    Historically, the issuer has had only one line of business as stated above and there are no material environmental effects. In October, 1996 the issuer's wholly-owned subsidiary, PDIXF Acquisition Corp., purchased the significant assets and assumed certain liabilities of two divisions of Penril DataComm Networks, Inc ("Penril"). This acquisition was reported on a Form 8-K dated October 28, 1996. The purchased assets comprise a line of uninterruptible power supply/power line conditioners ("UPS/PLC"), an autotransformer business and a military grade switching power supply line.

    The business is not seasonal although there are historical peaks during the second and fourth quarters, September-December and April-June. The issuer's principal competitive advantage has been product reliability and quality and it has been able to compete with other suppliers, notwithstanding the fact that the number of competitors is large and generally in a state of flux.

    The issuer holds a license pursuant to a Purchase Agreement dated March 30, 1993 with GENRAD Inc. for the Trademark "Variac". The issuer is also the holder of the Trademarks and Tradenames "Technipower" and "Constant Power". The issuer is not dependent on any other material patents, trademarks, licenses or other agreements held or with third parties.

    As described above and in Item 6 -- Management's Discussion of Financial Condition and Results of Operations, the issuer has experienced significant financial and operating difficulties.

    BANKRUPTCY PROCEEDINGS

    Due to declining orders as a result of the reductions its customers suffered in the volume of defense aerospace contracts, the issuer filed for bankruptcy protection under Chapter 11 on October 16, 1992. A plan of reorganization, under which Venture Partners, Ltd. ("Venture Partners") supplied capital to the issuer, was confirmed by the bankruptcy court in January 1994.

    Additional information as to the bankruptcy proceedings is found at Item 6 -- "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Bankruptcy Proceedings."

ITEM 2. PROPERTIES/FACILITIES

    The issuer currently leases 30,000 square feet of office and manufacturing space located at 14 Commerce Drive, Danbury, Connecticut. The issuer moved to the space in October, 1996 as a result of the acquisition of the Penril assets and a consolidation of its operations. The lease runs through February 28, 1998 and provides for fixed annual rental payments of $147,600. The payments include real estate taxes and are subject to adjustments.

    On October 9, 1997, the issuer and its lessor, M&M Realty, executed a letter agreement modifying the required payment dates for minimum rent due through December 31, 1997. Rent for the months of October, November and December, 1997 are due on November 15, 1997, December 15, 1997, and December 31, 1997 respectively. Commencing January 1, 1998, all monthly rental payments shall be due in accordance with the original terms of the lease. As of this date, the issuer is in compliance with all terms of the letter agreement.

    The issuer also currently leases 6,850 square feet of office and manufacturing space located at 250 Executive Drive, Edgewood, New York. The issuer moved to the space in early 1993 because it was well adapted to its needs and size, and ceased operations in this location during the second quarter of fiscal 1997. The lease runs through February 28, 1998 and provides for fixed annual rental payments, which equal $48,573 for the fiscal year ending June 30, 1997. The payments include base year taxes and common area maintenance charges and are subject to adjustments.

    The issuer is currently in default under the lease due to its non-payment of minimum rent and other charges, its failure to maintain adequate insurance and its assignment, pursuant to the bankruptcy settlement described in Item 6 below, of more than 30% of the outstanding shares of its Common Stock. Under the terms of the lease, such assignment of the shares was deemed an assignment of the lease. At this time, the lessor has not taken steps to exercise its rights pursuant to the lease agreement.

ITEM. 3 LEGAL PROCEEDINGS

    In September 1996, the issuer paid $185,000 in an out-of-court arrangement to settle a lawsuit brought by two former directors of the issuer. The payment relieved a debt of $146,875 owed to a company controlled by the two former directors, plus accrued interest (see Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

    In August 1997, a material supplier of the issuer, filed a claim for monies owed for goods and services provided in the amount of $144,281. The parties have recently negotiated the terms of a forbearance agreement, which will stay the litigation during the settlement discussions, which are ongoing. There can be no assurance, however, that this litigation will be settled.

    In August 1997, an advertising services company with whom the issuer does business initiated a collection action for money damages for advertising services performed in the amount of $34,500. Management of the issuer is presently contesting the liability. There can be no assurance, however, that this litigation will be settled.

    No other litigation was pending as of the end of the fiscal year.

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                    PART II

ITEM. 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been traded over the counter in the United States. The shares are not currently quoted regularly on any information service. The approximate number of record holders of the securities is 752.

    The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the issuer's Common Stock as reported by America Online's archival information service,

Prophet Information Services, Inc. of Palo Alto, California. Similar quotation information for fiscal year 1996 is not available, and is therefore not presented in this table.

                                                                                       1997
FISCAL YEAR ENDED                                                              --------------------
JUNE 30, 1997                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
1st Quarter..................................................................  $    0.50  $    0.50
2nd Quarter..................................................................       1.75       1.75
3rd Quarter..................................................................       1.50       1.38
4th Quarter..................................................................       0.75       0.75

No cash dividends on shares of Common Stock have been declared by the issuer for the two most recent fiscal years, nor in any subsequent interim period for which financial statements are required to be presented. In accordance with certain of its debt agreements, the issuer is restricted from paying dividends to owners of the issuer's Common Stock.

    During fiscal year 1997, quarterly cash dividends in the amount of 8% per share per annum of Preferred Stock were accrued at December 31, 1996, March 31, 1997, and June 30, 1997.

    To the best of the issuer's knowledge, there has been no active market in the stock for the last two years.

ITEM. 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

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

    Venture Partners as agent offered to supply capital, and a plan of reorganization was confirmed by the bankruptcy court in June 1994. Pursuant to the plan of reorganization, on April 27, 1994 the issuer entered into a Funding Agreement with Venture Partners as agent under which Venture Partners as agent lent $130,500, evidenced by a note secured by deposits, credits and property of the issuer, to the issuer at a variable interest rate equal to 9% per year above prime rate. Venture Partners as agent subsequently converted $25,000 of the debt into equity representing 149,468 shares of Common Stock. Approximately $45,600 of the principal amount was payable in monthly installments from June 1995 through May 1997 and with the remaining principal being due at the June 1, 1997 maturity of the note. Venture Partners as agent had waived the issuer's failure to comply with a property insurance covenant for prior periods through the fiscal year ending June 30, 1996. This note was repaid in full on October 11, 1996. The net proceeds from the Funding Agreement were applied to the bankruptcy distributions required upon confirmation.

    In accordance with the terms of the bankruptcy decree, unsecured creditors agreed to accept 20% of the amount due to them for pre-petition claims (5% upon emerging from bankruptcy and the remainder over a period of three years). Many creditors of the issuer failed to file a claim with the court for their amounts due. The issuer also owed liabilities to certain related parties and employees, who waived these debts. The total cancellation of debt net of costs was $369,807. The remaining amount due to these unsecured creditors, in addition to other amounts and interest due to various taxing authorities, is currently due and payable in the amount of $102,126 as of June 30, 1997. As of that date these amounts were in default due the issuer's failure to make all required payments. See Consolidated Financial Report, Note 9.

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

    In addition, a director of Venture Partners, Gary M. Laskowski, purchased 10,000 shares of Common Stock for $2,500 in an isolated transaction. Mr. Laskowski and Mr. Jonathan Betts, also a director of Venture Partners and the issuer, are also trustees and beneficiaries of a retirement plan that purchased 200 shares of Common Stock, for which it paid approximately $34.00 in an isolated transaction. Finally, as noted above, on June 22, 1995 Venture Partners as agent converted $25,000 of the issuer's outstanding debt into equity representing 149,468 shares of Common Stock.

    During the year ended June 30, 1996, Venture Partners transferred the 810,716 restricted shares of Common Stock, plus an additional 261,312 unrestricted shares of Common Stock, to its affiliate Millenia Capital Holding LLC. Venture Partners also transferred 145,928 shares of Common Stock to four investors in consideration for loans previously made to the issuer. Subsequent to the end of the fiscal year, Venture Partners sold its remaining 149,468 shares to its affiliate BRIL Corporation for $25,000.

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

    CURRENT DEVELOPMENTS

    During fiscal year 1997 the issuer concluded its search for suitable acquisition candidates. Subsequent to the end of fiscal 1996, the issuer agreed to purchase the assets of two subsidiaries of Penril DataComm Networks, Inc. That acquisition was consummated on October 11, 1996, and reported on a Form 8-K dated October 28, 1996. After the transaction was completed, the issuer also began taking steps to wind down operations at its Long Island headquarters, so that it could consolidate its managerial and manufacturing operations at the former Penril site in Connecticut. This move was completed on November 5, 1996.

    Total consideration, which was determined through arms-length negotiations, consisted of $1,694,085 in cash, a $2,750,000 Term Note, a royalty equal to 2% of power protection sales during the period from July 1, 1997 through June 30, 2001, and various assumed liabilities related to the Business, valued at approximately $837,400. The Term Note carried annual interest at 2% above prime rate, and a maturity date of December 31, 1996. The principal amount of the Term Note was not repaid when due, thereby placing the issuer in default. On March 10, 1997 the issuer and Penril executed a forbearance agreement (the "Forbearance Agreement"), which required the issuer to make payments of $50,000 per week totaling $200,000 prior to March 21, 1997, a payment of $500,000 on or before April 14, 1997, and a balloon payment equal to the remainder due on or before May 31, 1997. All payments required under the Forbearance Agreement prior to April 29, 1997 were made in full.

    On April 29, 1997, the issuer and Penril entered into a modification agreement (the "Modification Agreement"), which created a new payment schedule under the Forbearance Agreement. The Modification Agreement required the issuer to pay Penril $400,000 on April 30, 1997, $50,000 on each of May 5, May 12 and May 19, 1997, $300,000 on May 30, 1997, and the remainder due under the Term Note on July 31, 1997.

    Penril subsequently agreed to permit the issuer to make payments of $100,000, $50,000, $75,000 and $75,000 on May 30, 1997, June 4, 1997, June 10,
1997 and June 20, 1997, respectively, in lieu of the $300,000 payment due on May 30, 1997. As of June 10, 1997, the issuer was current on its obligations under the terms of the Forbearance Agreement, as modified. Subsequent to June 10, 1997 the issuer remained current on interest amounts due to Penril, but was unable to repay the $1,000,000 outstanding obligation on July 31, 1997. As a result, the issuer has commenced negotiations with Penril concerning the amount and due date on the remainder of the Term Note.

    As is discussed in more detail in "Liquidity and Capital Resources" below, at the same time as the acquisition the issuer received additional financing of about $6.2 million. As part of the acquisition and financing, the issuer also created a class of Preferred Stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995.

    During fiscal year 1997, the issuer's manufacturing and engineering departments found an unacceptable level of failures in UPS/PLC products being shipped. The issuer immediately suspended shipments of the new products and initiated efforts to resolve any engineering problems. This effort, which lasted over five months, resulted in substantial improvements in product reliability and manufacturability.

    Since June 30, 1997, the issuer has been actively interviewing and surveying possible turnkey contract manufacturing vendors for these products in view of the issuer's lack of expertise in building higher volume production quantities of any product. It is expected that volume production will begin to be available from the outside sources late in the second quarter of fiscal year 1998.

    In early 1995, the issuer's shareholders had approved a resolution calling for the reincorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs, Inc. This merger was completed on August 8, 1997 upon approval by the New York State Department of State, Division of Corporations.

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

    During fiscal year 1995 the issuer issued two debentures. The first, to MarTek for $146,875, was due on June 30, 1995 and carried interest of 10% per annum. This debt remained outstanding as of June 30, 1996, but in July 1996 the issuer agreed to an out-of-court arrangement with MarTek (see item 3 -- "Legal Proceedings") which relieved the debt and accrued interest totaling $185,000. This liability was repaid in full in September 1996.

    The second debenture was issued for approximately $36,000 to four stockholders. On September 15, 1995, this amount was converted into 215,235 shares of Common Stock.

    In connection with the Penril acquisition, the issuer simultaneously obtained significant additional outside financing, totaling approximately $6,400,000. The financing consisted of three primary components: a private placement of debt and equity securities and Common Stock purchase warrants for approximately $1,360,000 to six individuals and a limited partnership; advances on revolving notes payable to Inverness in the amount of $2,290,000, and a Term Note payable to Penril of $2,750,000 due on December 31, 1996. As part of the acquisition and financing, the issuer also created a class of Preferred Stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995. Shares of the Preferred Stock were included with the securities placed with the six individuals and a limited partnership. The financing permitted the issuer to pay in full several outstanding debts, including the loan of $130,500 from Venture Partners as agent and $1,640,075 of principal and interest owed under the Revolving Loan Agreement with Inverness.

    Subsequent to the Penril acquisition, the resources and personnel of the issuer were deployed in the investigation and resolution of a number of manufacturing and production problems encountered in the manufacturing of the UPS/PLC product lines. These problems resulted in extremely low manufacturing yields evidenced by the gross profit (loss) at June 30, 1997 of ($366,138). To correct these problems, significant operating funds were expended over the course of the remainder of fiscal year 1997, resulting in a net loss for the year of ($5,126,630). In order to finance these operating expenditures, Inverness Corporation amended its revolving credit facilities with the issuer on November 27, 1996, December 31, 1996, and March 1, 1997 to increase the maximum availability under this vehicle from $2,500,000 initially to $6,000,000. Although the issuer is in violation of certain covenants contained in the loan agreements, Inverness Corporation has not exercised its rights to immediately demand payment as a result of these covenant violations.

    As a result of the UPS/PLC product failures created by the manufacturing problems described above, the issuer experienced delays in the shipment of its primary product line. These delays resulted in net sales for the year, which were insufficient to cover operating costs. This reduced revenue stream, coupled with limited availability under the revolving credit facility, left the issuer unable to repay the Penril obligation when due. To meet this obligation, at least in part, the issuer was required to enter into additional loans, which were issued as part of a private placement offering of $100,000 units. These units comprise Bridge Notes ("Bridge Notes") and Common Stock purchase warrants, which commenced on March 21, 1997 and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998 and 40,000 warrants to acquire shares of the issuer's Common Stock for $0.25 per share subject to adjustment. The obligations outstanding of $1,364,500 at June 30, 1997 represent the total amount raised through the offering of $1,653,500, less $289,000 allocated to the warrants and recorded as additional paid in capital. The $289,000 discount resulting from this allocation will be amortized over the lives of the Bridge Notes.

    In addition to the loans described above, the issuer has executed two short term notes in the aggregate amount of $300,000 payable to two investors. The issuer has accrued interest on these obligations at 10%, and expects to repay the principal and all accrued interest on these obligations when due.

    Despite the additional financing obtained by the issuer, significant operating losses sustained throughout the year have restricted the issuer's cash flow to the point where it could not meet all of its current obligations when due. On April 29, 1997, the issuer and Penril entered into a modification agreement (see "Current Developments") which created a new payment schedule under the Forbearance Agreement. Pursuant to this modification, the issuer was required to repay the outstanding balance due on the seller financing ($1,000,000 at June 30, 1997), on July 31, 1997. Because the issuer was unable to make this repayment when required, the issuer is in default of the Forbearance Agreement, as modified, and has commenced negotiations with Penril concerning the amount and due date on the remainder of the Term Note.

    Lastly, it should be noted that the issuer is also in default for non-payment of interest, on the secured term notes in the amount of $1,087,415 issued to the preferred shareholders. Accrued and unpaid interest at June 30, 1997 was approximately $7,150. The investors have not taken any available actions to accelerate and demand payment on these obligations.

    The issuer hopes to be able to supply a greater percentage of its working capital needs through improved operating cash flow during the 1998 fiscal year. This improved operating cash flow is predicated upon a stabilized UPS/PLC manufacturing process and increased revenue for fiscal 1998 of which there can be no assurance. Nevertheless, the issuer expects that it will be in need of additional financing through offerings of debt or equity and is exploring certain alternatives to that end. The issuer has entered into a letter of intent with an underwriter pursuant to which, the issuer proposes to undertake a public offering of Common Stock. Such an offering is pending stockholder approval of a proposal to authorize an additional 10,000,000 shares of Common Stock and an additional 4,000,000 shares of Preferred Stock, as well as a proposed eight-for-one reverse stock split. The terms and conditions of this offering have not been finalized. Furthermore, to provide immediate financing the issuer has recently undertaken a similar additional private offering of units. Depending on market conditions, the issuer may decide at any time not to proceed with the above-referenced public offering.

    The issuer currently has a net stockholders' deficit of approximately $5,800,000, meaning that amounts owed to its creditors, including without limitation Inverness Corporation, exceed the issuer's assets.

    As a result of the issuer's net loss position, no provision has been made for income taxes. Approximately $4,200,000 of net operating loss carryforwards remain available to reduce future federal and state taxable income, which expire in 1998 through 2012. There is no certainty that the issuer will have taxable income during the expiration period in order to realize the benefit of these carryforward amounts. As a result, the issuer has recorded a valuation allowance equal to the entire amount of the related deferred tax asset, as well as all other deferred tax assets. Also changes in ownership could result in the limitation in the use of these net operating loss carryforwards.

    FINANCIAL CONDITION

    The acquisition of the Penril net assets and the significant operating losses incurred by the issuer subsequent to that acquisition, account for many of the substantial changes in assets and liabilities from June 30, 1996 to June 30, 1997. Current assets increased by approximately 1,166% over fiscal year 1996 to $2,631,810. This increase, which is primarily attributable to inventories and accounts receivable, is the direct result of the volume increases created by the Penril asset acquisition. There were no material changes in prepaid assets or cash over fiscal year 1996. In like manner, equipment and leasehold improvements increased from $4,497 to $735,398. This increase solely comprises the manufacturing equipment and office fixtures acquired from Penril, as well as approximately $222,000 of leasehold improvements and equipment additions made prior to the close of the fiscal year. Goodwill represents the excess of the purchase consideration paid to Penril, over the value of the net assets acquired, and deferred financing costs relate to the various debt agreements entered into during the year as described below. The acquisition deposit was reduced to $0 upon the closing of the Penril acquisitions.

    Total liabilities increased by 652% to $12,266,650 over fiscal year 1996. Notes payable of approximately $9.6 million to affiliated companies, preferred shareholders, sellers of assets acquired and others, were incurred directly to fund the acquisition of the Penril net assets, as well as a portion of the significant operating losses of approximately $5.1 million during the year ended June 30, 1997. Accounts payable and other accrued liabilities increased in aggregate, by 495% over fiscal year 1996. This increase was created by the operating volume increases resulting from the Penril acquisition, and the substantial cash constraints experienced by the issuer during fiscal year 1997. Accrued interest expense increased by 368% due to the increase in notes payable mentioned above. Accrued warranty expenses of $275,000 represent a liability assumed from Penril to refurbish defective product units, in addition to a number of inventoried parts requiring rework. Payables related to the prior bankruptcy reorganization decreased by 60% during fiscal year 1997, as installment payments to Class V and VI creditors were made.

    Total stockholders' deficit increased by 378% to $5,765,880 over fiscal year 1996. This increase is generated by operating losses incurred in the current fiscal year of $5,126,630, offset by an increase in Preferred Stock and additional paid in capital of $565,242. Preferred Stock was increased by the par value of an issuance of Class A Convertible Preferred Stock. Additional paid in capital exhibited the following additions during fiscal year 1997: the Preferred Stock excess over par value of $261,687, net of accrued dividends of $15,612; Common Stock purchase warrants valued at $7,000 granted to preferred shareholders; Common Stock purchase warrants valued at $20,000 granted to Inverness Corporation, in conjunction with certain loans made by Inverness to the issuer; and Common Stock purchase warrants valued at $289,000 granted to certain investors in conjunction with the sale of notes payable.

    RESULTS OF OPERATIONS

    The issuer's sales during fiscal 1997 increased by 529% over fiscal year 1996, to $3,622,236 while its gross profit (loss) decreased by 614% over the same period. The increased operational volumes, which resulted from the acquisition of the three Penril lines of business, are the major factor which account for the increase in sales. In like manner, operating expenses increased by approximately 889%, as the issuer proceeded to invest significantly in new marketing and engineering efforts, and additional depreciation and amortization expenses were recognized from equipment and intangible assets obtained in the Penril asset acquisition. The issuer's reliance on debt financing accounted for a substantial increase in interest expense of 580% over the prior year. The loss from the abandoned acquisition of $126,052 in fiscal 1996 was a one-time occurrence and therefore no similar loss was incurred in fiscal 1997. As a result of all of the changes described above, the net loss for fiscal 1997 of approximately $5.1 million significantly exceeded the fiscal 1996 net loss of approximately $574,000.

    Through the first half of fiscal year 1997, the issuer expended considerable funds and effort in resolving the remaining production problems that had been identified in early shipments of product. Since June 30, 1997 the issuer has been actively interviewing and surveying possible turnkey contract manufacturing vendors for these products in view of the issuer's lack of expertise in building higher volume production quantities of any product. It is expected that volume production will be available from the outside sources beginning late in the second quarter of fiscal year 1998.

    The most important general economic trend during fiscal year 1997 was the continued strength of the national economy, reflected in significant improvements in the major capital markets. That strength has increased investor confidence, which permitted the issuer to obtain necessary debt and equity financing to continue as a going concern through June 30, 1997.

    Certain statements contained in this Item 6 regarding matters that are not historical facts, including, among others, statements regarding the future adequacy of the issuer's working capital, its ability to raise capital through debt or equity offerings, its ability to maintain or improve its present cash flow, are "forward-looking statements". Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the issuer to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements.

    These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled". The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the issuer believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the issuer or any other person that the objectives and expectations of the issuer will be achieved.

ITEM 7. FINANCIAL STATEMENTS

    Attached hereto and made a part of this filing is the audited consolidated balance sheet and related consolidated statements of operations, stockholders' deficit, and cash flows of the issuer for its fiscal years ended June 30, 1997 and June 30, 1996.

    The report of McGladrey & Pullen, LLP, dated October 3, 1997 on the issuer's 1997 consolidated financial statements is attached hereto and made part of this filing.

    The report of Kostin, Ruffkess and Company, LLC, dated November 8, 1996 on the issuer's 1996 consolidated financial statements is attached hereto and made part of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Through the end of fiscal year 1996, the firm of Kostin, Ruffkess & Company, LLC, ("Kostin") of West Hartford, Connecticut served as the issuer's independent accountants. In order to facilitate the issuer's contemplated public and private offerings of equity and debt, the Board of Directors determined that it would be desirable to retain an accounting firm with a presence in New York City. To the issuer's knowledge, at the time Kostin, Ruffkess & Company, LLC, was dismissed from its capacity as the issuer's independent accountants, there were no disagreements that would have been referred to in their report on the issuer's financial statements. Kostin's report on the consolidated financial statements of the issuer for the year ended 1996 included an explanatory paragraph which expressed substantial doubt about the ability of the issuer to continue as a going concern.

    On March 19, 1997, the issuer's Board of Directors recommended the appointment of McGladrey & Pullen, LLP, of 555 Fifth Avenue, New York, New York as auditors for the issuer for fiscal year 1997. The issuer or persons on its behalf have not consulted McGladrey & Pullen, LLP, regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the issuer's financial statements, or regarding the subject matter of a disagreement or reportable event with the former independent accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The Board of Directors as of June 30, 1997 consisted of six directors. All directors of the issuer presently serve until resignation or until the next annual shareholders' meeting.

    JONATHAN D. BETTS. Mr. Betts has served as Chairman of the Board of the issuer since November 1996. Mr. Betts is principal and founder of Venture Partners, a private investment bank, and Inverness Corporation, a private commercial finance Company, founded in 1986 and 1993, respectively. Mr. Betts, Venture Partners and Inverness Corporation are affiliates of Millenia Capital Holdings, LLC ("Millenia"), the largest stockholder of the issuer. Mr. Betts served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm, from November 1985 to December 1986 and as Regional Sales Manager for Medical Electronics Corporation, a critical care medical instrumentation manufacturer, from June 1983 to September 1985. Mr. Betts has a Bachelor's Degree in Electrical Engineering from Boston University.

    FRED G. BASSO. Mr. Basso has served as President of the issuer since May 6, 1997 and as a Director of the issuer since June 5, 1997. From 1994 to 1997, Mr. Basso served as President and Chief Executive Officer of AFP Transformers, Inc., a manufacturer of transformers, and from 1993 to 1994 as General Manager of Magnetek Electric, Inc., a manufacturer of large power transformers. Mr. Basso also served as President of Schenck Trebel Corporation, a manufacturer of dynamic balancing equipment, from 1986 to 1992. Mr. Basso holds a Master's Degree in Business Administration from New York University and a Bachelor's Degree in Management Engineering from Rensselaer Polytechnic Institute.

    MELVIN BECKER. Mr. Becker has served as a Vice President of the issuer since November 1996. Mr. Becker has served as a Director of the issuer since 1984, and served as President of the issuer from January 1984 to November 1996, and as Vice President in charge of Manufacturing of the issuer from 1971 to 1979. Mr. Becker served as Vice President of Operations and as Executive Assistant to the President at Ferranti-Venus, a manufacturer of DC power supplies from March 1979 to December 1983. Mr. Becker holds a Bachelor's Degree in Electrical Engineering from the University of Miami.

    GARY M. LASKOWSKI. Mr. Laskowski has served as a Director of the issuer since April 1994. Mr. Laskowski is a principal and founder of Venture Partners, a private investment bank, and Inverness Corporation, a private commercial finance Company, founded in 1986 and 1993, respectively. Mr. Laskowski, Venture Partners and Inverness Corporation are affiliates of Millenia. Mr. Laskowski served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm, from March 1985 to January 1986 and served in a number of posts, including Vice President, Marketing, for Canberra Industries, Inc., a supplier of data acquisition and analysis systems, from 1976 to 1984. Mr. Laskowski holds a Bachelor's Degree in Electrical Engineering from the University of Connecticut.

    SAMUEL F. OCCHIPINTI. Mr. Occhipinti has served as a Director of the issuer since April 1994. Mr. Occhipinti served as Exective Vice President of EAC Acquisition Corporation, an electronics manufacturer, from December 1996 to May 1997. Mr. Occhipinti served as Chief Financial Officer of I2 Technology, Inc., an electronics manufacturer, from June 1994 to December 1996, and was Chief Financial Officer of Imaging Technology, Inc., an electronics manufacturer, from February 1993 to June 1994. Mr. Occhipinti served as a consultant for Imaging Technology, Inc. from December 1991 to January 1993 and as Chief Financial Officer of AOI Systems, a manufacturer of optical testing systems, from August 1990 to November 1991. Mr. Occhipinti holds a Bachelor's Degree from Boston College.

    PAUL A. MCCULLOUGH. Mr. McCullough has served as a Director of the issuer since April 1995. Mr. McCullough has served as President of Madison Asset Management, a financial advisory firm, since August 1995. Mr. McCullough served as Marketing Director for Pension Parameters Inc., a pension administrator, from August 1992 to August 1995, and as Marketing Director for Consolidated Capital Partners, Inc., a financial services company, from June 1985 to August 1992.

------------------------------

(a) Samuel F. Occhipinti and Paul A. McCullough resigned in September 1997.

(b) Robert Sparacino, Raymond Joslin, and Shannon LeRoy were appointed to the Board of Directors in October 1997.

EXECUTIVE OFFICERS OF THE ISSUER

    As of June 30, 1997 there was one executive officer, Phillip H.R. Epps, other than the directors identified as such above (see Item 10 -- "Executive Compensation").

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned by certain executive officers of the issuer for services in all capacities for the fiscal year ended June 30, 1997. No other employee's annual salary and bonus exceeded $100,000 for the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                            SECURITIES
                                                                                                            UNDERLYING
                                                                                                               STOCK
NAME                                    YEAR                  PRINCIPAL POSITION               SALARY ($)     OPTIONS
------------------------------------  ---------  --------------------------------------------  -----------  -----------
Melvin A. Becker....................       1997  President, Jan 1, 1984-October 9, 1996           100,698            0
                                                 Vice President, October 9, 1996-present
                                           1996                                                    88,354            0
                                           1995                                                    95,446      121,608

H. Rudolf Zeidler...................       1997  President, October 9, 1996-May 6, 1997            96,091       73,125

Fred G. Basso.......................       1997  President, May 6, 1997-present                    18,847      150,000

    In fiscal year 1995, the issuer adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the fully diluted issued and outstanding Common Stock or 1,000,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options under the Option Program are to be issued by action of the Board of Directors or its Compensation Committee (the "Administrator").

    On October 9, 1996, the issuer entered into a three-year contract with Mr. Becker, under which he assumed the duties of Vice President for a base salary of $100,000 per annum.

    Also on October 9, 1996, the issuer hired a former officer of Constant Power, Inc., H. Rudolf Zeidler, to become President and Chief Executive Officer at $130,000 per annum. Mr. Zeidler was also granted 73,125 stock options, all of which carry an exercise price of $.25 per share and expire in March, 1998. Mr. Zeidler's options are exercisable for a total of 73,125 share of Common Stock through March 6, 1998. In March 1997, the Board of Directors of the issuer elected to exercise its right to terminate Mr. Zeidler's employment agreement with the issuer without cause, pursuant to the terms contained therein. Mr. Zeidler continued to serve as President of the issuer as an employee-at-will until May 6, 1997 when Fred G. Basso assumed the duties of President. On August 19, 1997, the severance terms of Mr. Zeidler's employment agreement, which call for nine months of regular salary and benefits continuation, went into effect. As of June 30, 1997 $97,500 remains in accrued and unpaid salary expense related to Mr. Zeidler.

    Also on October 9, 1996, the issuer hired a former officer of Constant Power, Inc., Phillip H.R. Epps, to become Vice President of Engineering at $111,000 per annum. Mr. Epps was also granted stock options, all of which carry an exercise price of $.25 per share and expire on October 1, 2001. Mr. Epps's options are exercisable for a total of 81,250 shares of Common Stock: 20,313 are exercisable as of October 1, 1997, 28,437 on October 1, 1998 and the remaining 32,500 on October 1, 1999.

    Fred G. Basso assumed the office of President of the issuer on May 6, 1997. His compensation consists of an annual cash salary of $140,000, and options for the purchase of 150,000 shares of Common Stock at a price of $.875 per share. Of such options 45,000 will become exercisable on April 1, 1998; 45,000 on April 1, 1999 and 60,000 on April 1, 2000. All options shall expire on April 1, 2002.

    As of June 30, 1997, and subsequent to the end of the fiscal year, none of the above-mentioned options have been exercised.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                         NUMBER OF      % OF TOTAL
                                                        SECURITIES     OPTIONS/ SARS
                                                        UNDERLYING      GRANTED TO      EXERCISE
                                                       OPTIONS/SARS      EMPLOYEES       OR BASE       EXPIRATION
NAME                                                    GRANTED (#)   IN FISCAL YEAR   (PRICE$/SH)        DATE
-----------------------------------------------------  -------------  ---------------  -----------  ----------------
Melvin A. Becker.....................................            0

H. Rudolf Zeidler....................................       73,125            12.9%     $    0.25   March 6, 1998
H. Rudolf Zeidler(a).................................      102,375            18.1%     $    0.25   March 6, 1997
H. Rudolf Zeidler(a).................................      117,000            20.6%     $    0.25   March 6, 1997

Fred G. Basso........................................       45,000             7.9%     $   0.875   April 1, 2003
Fred G. Basso........................................       45,000             7.9%     $   0.875   April 1, 2004
Fred G. Basso........................................       60,000            10.6%     $   0.875   April 1, 2005

------------------------

(a) In accordance with the Employment Agreement executed between the issuer and
    H. Rudolf Zeidler, the options denoted, expired upon the date of employment contract termination.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                    NUMBER OF
                                                                                                   SECURITIES      VALUE OF
                                                                                                   UNDERLYING     UNEXERCISED
                                                                                                   UNEXERCISED   IN-THE-MONEY
                                                                                                  OPTIONS/SARS   OPTIONS/SARS
                                                                                                  AT FY-END(#)   AT FY-END($)
                                                           SHARES ACQUIRED           VALUE        EXERCISABLE/   EXERCISABLE/
NAME                                                       ON EXERCISE(#)         REALIZED($)     UNEXERCISABLE  UNEXERCISABLE
------------------------------------------------------  ---------------------  -----------------  -------------  -------------
Melvin A. Becker......................................                0                    0         121,608/0    $ 76,005/$0
H. Rudolf Zeidler.....................................                0                    0          73,125/0    $ 36,563/$0
Fred G. Basso.........................................                0                    0         0/150,000          $0/$0

    The Company has no pension plan covering executives and currently provides no benefits to executives other than life insurance coverage of 150% of annual salary and health insurance.

ITEM 11. OWNERSHIP OF SECURITIES BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth (i) those entities and individuals known to the issuer to be the beneficial owners of more than 5% of the issuer's Common Stock, (ii) beneficial ownership of the issuer's Common Stock by each director and the Chief Executive Officer and the Named Executive Officer of the issuer and (iii) beneficial ownership of the issuer's Common Stock by all directors and executive officers of the issuer as a group. Unless otherwise indicated, each of the stockholders has sole voting and dispositive power with respect to the Common Stock beneficially owned by such stockholder.

                                                                                           AMOUNT AND
                                                                                            NATURE OF
                                                                                           BENEFICIAL             PERCENT
                                     NAME AND ADDRESS OF                                    OWNERSHIP              OF
TITLE OF CLASS                          BENEFICIAL OWNER                                    (SHARES)              CLASS
--------------------------------------------------------------------------------          ------------            -----

Common Stock  Millenia Capital Holdings, LLC(4)                                    1,072,028                      44.8
              P.O. Drawer 9
              Kensington, Connecticut 06037

              Inverness Corporation(5)                                             1,297,163(10)                  35.2
              1224 Mill Street, Bldg. A
              East Berlin, Connecticut 06023

              Bril Corp.(6)                                                          149,468(17)                   6.2
              P.O. Drawer 9
              Kensington, Connecticut 06037

              Equitas, L.P.                                                          263,189(11)                   9.9
              200 Glen Echo Road
              Suite 101
              Nashville, Tennessee 37215

              Thomas O'Grady(2)                                                      125,323                       5.2
              David H. Smith II(2)                                                   125,323                       5.2
              Jeri Fink(2)                                                           283,503                      11.8
              Sandra Roth(2)                                                         146,503                       6.1
              Jonathan D. Betts(2)(7)                                              2,518,959(8)(13)(14)(shared)   63.7
              Fred G. Basso(2)                                                             0
              Melvin A. Becker(2)                                                    134,871(12)                   5.4
              Gary M. Laskowski (2)(7)                                             2,528,859(9)(13)(14)(shared)   64.0
              Phillip H.R. Epps                                                       20,313(15)                   0.8
              All Directors and Executive Officers as a Group(16)                  2,684,143                      65.6

------------------------

(1) For purposes of the above table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date; for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

   Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the issuer believes that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The address for the referenced person is c/o Jonathan D. Betts, Chairman, Power Designs, Inc., 14 Commerce Drive, Danbury, Connecticut 06810.

(3) Individual percentages have been rounded to the nearest .1%.

(4) The member-managers of Millenia Capital Holdings ("Millenia") are Deborah Laskowski and Kathleen Betts, the spouses of Gary M. Laskowski and Jonathan
    D. Betts, respectively, each of whom is a director of the issuer. The concurrence of both Ms. Laskowski and Ms. Betts is necessary to direct the voting of securities owned by Millenia and the disposition of such shares requires the consent of both Ms. Laskowski and Ms. Betts. Both, Mr. Laskowski and Mr. Betts disclaim beneficial ownership of shares of Common Stock owned by Millenia.

(5) The executive officers of Inverness Corporation ("Inverness") are Gary M. Laskowski and Jonathan D. Betts, each of whom is a director of the issuer. The concurrence of both Mr. Laskowski and Mr. Betts is necessary to direct the voting of securities owned by Inverness and the disposition of such shares requires the consent of both remaining shareholders of Inverness, Deborah Laskowski, the spouse of Mr. Laskowski, and Kathleen Betts, the spouse of Mr. Betts. Accordingly, Mr. Laskowski and Mr. Betts may be deemed the beneficial owners of shares of Common Stock owned by Inverness.

(6) The executive officers of Bril Corp. ("Bril") are Gary M. Laskowski and Jonathan D. Betts, each of whom is a director of the issuer. The concurrence of both Mr. Laskowski and Mr. Betts is necessary to direct the voting of securities owned by Bril and the disposition of such shares requires the consent of both remaining shareholders of Bril, Deborah Laskowski, the spouse of Mr. Laskowski, and Kathleen Betts, the spouse of Mr. Betts. Accordingly, Mr. Laskowski and Mr. Betts may be deemed the beneficial owners of shares of Common Stock owned by Bril.

(7) Mr. Betts and Mr. Laskowski share voting power over the 1,297,163 and 149,468 shares of Common Stock currently owned by (or underlying options immediately exercisable by) Inverness and Bril, respectively. See Notes 5 and 6, above. In addition, Mr. Betts and Mr. Laskowski are trustees and beneficiaries of a retirement plan that owns 200 shares of Common Stock.

(8) Includes 100 additional shares of Common Stock owned individually of record and beneficially by Mr. Betts, and includes 1,072,028 shares of Common Stock owned by Millenia as to which Mr. Betts disclaims beneficial ownership.

(9) Includes 10,000 additional shares of Common Stock owned individually of record and beneficially by Mr. Laskowski, and includes 1,072,028 shares of Common Stock owned by Millenia as to which Mr. Laskowski disclaims beneficial ownership.

(10) Includes 1,297,163 shares of Common Stock underlying warrants which are currently exercisable.

(11) Includes 263,189 shares of Common Stock underlying warrants which are currently exercisable.

(12) Includes 121,608 shares of Common Stock underlying options which are currently exercisable.

(13) Includes 1,297,163 shares of Common Stock underlying warrants which are currently exercisable by Inverness.

(14) Excludes 50,000 shares of Common Stock underlying options issued pursuant to the current Option Plan which are subject to approval by the stockholders at the Annual Meeting of stockholders.

(15) Includes 20,313 shares of Common Stock underlying options which are currently exercisable.

(16) Each of Millenia, Mr. Betts, Mr. Laskowski, and Mr. Becker (the last three all directors of the issuer), failed once during fiscal year 1996 to make a timely report under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") as to a transaction involving Common Stock owned by it or him. Late reports for them were filed in November of 1996.

(17) Includes 26,291 and 24,700 shares of Common Stock previously owned by Bril and transferred to Gary Laskowski as Trustee for Bril Corp. Profit Sharing Plan and Trust and Gary Laskowski as Trustee for Bril Corp. Money Purchase Plan, respectively, on September 15, 1997.

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

(b) On October 11, 1996, the issuer purchased the assets of two divisions from Penril Datacomm Networks, Inc. In conjunction with the asset purchase, the issuer paid to Venture Partners, Ltd. acquisition costs in the amount of $147,950.

(c) The issuer has entered into an agreement with Venture Partners whereby Venture Partners is paid a minimum of $10,600 per month, plus expenses, for various consulting services provided to the issuer. The issuer is not committed to pay Venture Partners under this agreement for future periods. During the year ended June 30, 1997, the issuer incurred approximately $189,000 of expenses under this agreement, and for services provided outside of the agreement.

(d) Inverness had entered into a Revolving Loan Agreement with the issuer. The note under the Agreement provided for 15% annual interest and, as of July 1, 1995, a credit line of $200,000. The maximum credit line was raised to $700,000 as of June 30, 1996, at which point the issuer in fact owed $834,097. The credit line was again raised after the end of the fiscal year, to $1,200,000. On October 11, 1996, the note was repaid in full.

(e) Inverness has also entered into certain Revolving Loan Agreements with the issuer commencing on October 11, 1996 and December 31, 1996, and later amended on November 27, 1996, March 20, 1997. The notes under these Agreements provide for 18% annual interest and, as of June 30, 1997, provided for a maximum credit line of $6,000,000, secured by substantially all the assets of the issuer.

   During the year ended June 30, 1997, the issuer paid $100,000 in fees to Inverness in connection with these loan agreements.

(f) The issuer leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. As of June 30, 1997, obligations under these leases were approximately $78,600, and the cost and accumulated amortization of equipment under capital leases was $85,766 and $7,970, respectively. In addition, at June 30, 1997, the issuer was obligated to Inverness under a demand note in the amount of $42,930 with interest payable at 18%, secured by certain equipment.

(g) From the beginning of fiscal year 1997 through October 11, 1996, the issuer sold its accounts receivable to Inverness at 80% of face value, under an Agreement to Purchase Accounts dated April 27, 1994 and amended June 9, 1995.

    During the year ended June 30, 1997, the issuer paid $17,500 to an affiliate of a former director as a finder's fee for obtaining debt financing. Such fees are included in the deferred financing costs in the balance sheet of the issuer.

    During the year ended June 30, 1997, the issuer advanced $5,000 to Melvin A. Becker, an officer and director of the issuer. This advance is included in accounts receivable in the balance sheet of the issuer, and is to be repaid without interest over a fixed term.

    Former directors James F. Flath and Jeffrey C. Flath are the principals of the MarTek Group ("MarTek"), which at the end of the fiscal year 1995 entered into an acquisition agreement with the issuer and Cycle Transformer, Inc. ("Cycle"). Under the agreement MarTek agreed to transfer its right to purchase Cycle to the issuer for $60,000. Subsequently, Jeffrey C. Flath was appointed to the newly-created position of Chief Executive Officer of the issuer. The issuer also issued a debenture to the Flaths in the amount of $146,875. The acquisition of Cycle was later abandoned, and litigation ensued. Subsequent to the end of the 1996 fiscal year, the issuer agreed to pay MarTek, the Flaths and their representatives $185,000 in an out-of-court settlement. The full amount was paid on September 27, 1996.

    A COPY OF THIS REPORT ON FORM 10-KSB FOR FISCAL YEAR 1997 MAY BE OBTAINED FREE OF CHARGE BY SENDING A REQUEST IN WRITING TO:

                               INVESTOR RELATIONS
                              POWER DESIGNS, INC.
                               14 COMMERCE DRIVE
                               DANBURY, CT 06810

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (A) EXHIBIT INDEX

                                                                                                             PAGE IN
                                                                                                          CONSECUTIVELY
EXHIBIT                                                                                         PAGE      NUMBERED COPY
-----------                                                                                   ---------  ---------------
 (3)(I)      CERTIFICATE OF INCORPORATION (INCORPORATED BY REFERENCE TO EXHIBIT 3(I) TO FORM
             10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
 (3)(II)     BYLAWS (INCORPORATED BY REFERENCE TO EXHIBIT 3(II) TO FORM 10-KSB FOR THE
             FISCAL YEAR ENDED JUNE 30, 1995)
 (4)         INSTRUMENTS
   (i)       Commercial Term Note (INCORPORATED BY REFERENCE TO EXHIBIT 4(I) TO FORM 10-KSB
             FOR THE FISCAL YEAR ENDED JUNE 30, 1994)
   (ii)      Term Loan Agreement (INCORPORATED BY REFERENCE TO EXHIBIT 4(II) TO FORM 10-KSB
             FOR THE FISCAL YEAR ENDED JUNE 30, 1994)
   (iii)     10% Debenture for $146,875.00 due June 30, 1995 (INCORPORATED BY REFERENCE TO
             EXHIBIT 4(III) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
   (iv)      10% Debenture for $36,000.00 due June 30, 1995 (INCORPORATED BY REFERENCE TO
             EXHIBIT 4(IV) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
(10)         MATERIAL CONTRACTS
   (i)       Plan of Reorganization (INCORPORATED BY REFERENCE TO EXHIBIT 10(I) TO FORM
             10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1994)
   (ii)      Final Decree (INCORPORATED BY REFERENCE TO EXHIBIT 10(II) TO FORM 10-KSB FOR
             THE FISCAL YEAR ENDED JUNE 30, 1994)
   (iii)     Agreement to Purchase Accounts (INCORPORATED BY REFERENCE TO EXHIBIT 10(III) TO
             FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
   (iv)      Amendment Agreement to Agreement to Purchase Accounts (INCORPORATED BY
             REFERENCE TO EXHIBIT 10(IV) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30,
             1995)
   (iii)     Security Agreement (INCORPORATED BY REFERENCE TO EXHIBIT 10(III) TO FORM 10-KSB
             FOR THE FISCAL YEAR ENDED JUNE 30, 1994)
   (vi)      Employee Incentive Stock Option Program (INCORPORATED BY REFERENCE TO EXHIBIT
             10(VI) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
   (vii)     Documents related to Cycle Transformer transactions (INCORPORATED BY REFERENCE
             TO EXHIBIT 10(VII)(A)-(E) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30,
             1995)
   (viii)    Revolving Loan Agreement (INCORPORATED BY REFERENCE TO EXHIBIT 10(VIII) TO FORM
             10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)
   (ix)      Amendment Agreement to Revolving Loan Agreement (INCORPORATED BY REFERENCE TO
             EXHIBIT 10(IX) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995)

                                                                                                             PAGE IN
                                                                                                          CONSECUTIVELY
EXHIBIT                                                                                         PAGE      NUMBERED COPY
-----------                                                                                   ---------  ---------------
   (x)       Second Amendment Agreement to Revolving Loan Agreement (INCORPORATED BY
             REFERENCE TO EXHIBIT 10(X) TO FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30,
             1995)
   (xi)      Third Amendment Agreement to Revolving Loan Agreement                                  A-1
   (xii)     Fourth Amendment Agreement to Revolving Loan Agreement                                 B-1
   (xiii)    Fifth Amendment Agreement to Revolving Loan Agreement                                  C-1
   (xiv)     Settlement Agreement among Theodore D. Moskowitz, Esq., Cycle Transformer              D-1
             Corp., Power Designs Inc., et al.

    (B) REPORTS ON FORM 8-K

    On March 6, 1997, the issuer filed a Form 8-K/A with the Securities and Exchange Commission reporting the following items:

        Item 7. Financial Statements, Pro Forma Financial Information and Exhibits --This item includes Unaudited Proforma Combined Statement of Operations For The Year Ended June 30, 1996, Unaudited Proforma Combined Balance Sheet as of September 30, 1996, Unaudited Proforma Combined Statement of Operations For The Three Months ended September 30, 1996, and Notes To The Unaudited Proforma Combined Financial Statements, for Power Designs, Inc. and the acquired Penril subsidiaries.

    Due to the unavailability of audited information for the acquired Penril subsidiaries, the March 6, 1997 Form 8-K/A comprises a partial filing only.

    On May 5, 1997, the issuer filed a Form 8-K with the Securities and Exchange Commission reporting the following items:

        Item 4. Changes in Registrant's Certifying Accountants -- This item denotes that effective May 21, 1997 the Board of Directors of the issuer approved the dismissal of Kostin, Ruffkess & Company, LLC, as the issuer's independent accountants, and the engagement of McGladrey & Pullen, LLP, as the issuer's independent accountants. No subjects of disagreement or reportable events as defined in Item 304 of Regulation S-K were included in this filing.

        Item 5. Other Events -- This item denotes the appointment of Fred G. Basso as President, and the appointment of Anthony F. Intino, II as acting Chief Financial Officer of the issuer.

        Item 7. Financial Statements and Exhibits -- This exhibit includes a letter from Kostin, Ruffkess & Company, LLC, the issuer's prior independent accountants.

    No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 1997                   POWER DESIGNS, INC.
     Danbury, Connecticut                      (Registrant)

                                By:              /s/ FRED G. BASSO
                                     -----------------------------------------
                                                   Fred G. Basso,
                                                     PRESIDENT

                                By:           /s/ ANTHONY F. INTINO II
                                     -----------------------------------------
                                               Anthony F. Intino II,
                                              CHIEF FINANCIAL OFFICER

                                By:            /s/ JONATHAN D. BETTS
                                     -----------------------------------------
                                                 Jonathan D. Betts,
                                               CHAIRMAN OF THE BOARD

                                By:             /s/ MELVIN A. BECKER
                                     -----------------------------------------
                                                 Melvin A. Becker,
                                                      DIRECTOR

                                By:            /s/ GARY M. LASKOWSKI
                                     -----------------------------------------
                                                 Gary M. Laskowski,
                                                      DIRECTOR

                                By:           /s/ ROBERT R. SPARACINO
                                     -----------------------------------------
                                                Robert R. Sparacino,
                                                      DIRECTOR

                                By:            /s/ RAYMOND E. JOSLIN
                                     -----------------------------------------
                                                 Raymond E. Joslin,
                                                      DIRECTOR

                                By:              /s/ SHANNON LEROY
                                     -----------------------------------------
                                                   Shannon LeRoy,
                                                      DIRECTOR

To The Board of Directors
Power Designs, Inc.

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheet of Power Designs, Inc. as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Power Designs, Inc. as of June 30, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
November 8, 1996

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT..........................................................        F-1

FINANCIAL STATEMENTS

  Consolidated balance sheets.........................................................        F-2

  Consolidated statements of operations...............................................        F-3

  Consolidated statements of stockholders' deficit....................................        F-4

  Consolidated statements of cash flows...............................................        F-5

  Notes to consolidated financial statements..........................................        F-6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Power Designs, Inc. and Subsidiary
Danbury, Connecticut

    We have audited the accompanying consolidated balance sheet of Power Designs, Inc. and Subsidiary as of June 30, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended June 30, 1996 were audited by other auditors whose report, dated November 8, 1996, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Designs, Inc. and Subsidiary as of June 30, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company is currently in default of debt agreements and its significant losses from operations, accumulated deficit and working capital deficiency, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP
New Haven, Connecticut
October 3, 1997

                       POWER DESIGNS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                                                                                              1997           1996
                                                                                          -------------  -------------
ASSETS (Note 10)
Current Assets
  Cash..................................................................................  $       8,899  $    --
  Accounts receivable, less allowance for doubtful accounts of $290,000 in 1997 (Note
    4)..................................................................................        729,141         33,395
  Inventories (Note 5)..................................................................      1,892,247        174,486
  Prepaid expenses......................................................................          1,523       --
                                                                                          -------------  -------------
      TOTAL CURRENT ASSETS..............................................................      2,631,810        207,881
                                                                                          -------------  -------------
Equipment and Leasehold Improvements, net (Note 6)......................................        735,398          4,497
                                                                                          -------------  -------------
Other Assets
  Goodwill, less accumulated amortization of $150,015...................................      2,867,415       --
  Deferred financing costs..............................................................        190,535       --
  Acquisition deposit...................................................................       --              190,000
  Other assets..........................................................................         75,612         25,076
                                                                                          -------------  -------------
                                                                                              3,133,562        215,076
                                                                                          -------------  -------------
      TOTAL ASSETS......................................................................  $   6,500,770  $     427,454
                                                                                          -------------  -------------
                                                                                          -------------  -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable (Note 10):
    Affiliated companies................................................................  $   5,879,571  $     939,597
    Preferred shareholders..............................................................      1,087,415       --
    Seller of assets acquired...........................................................      1,000,000       --
    Others..............................................................................      1,664,500        185,000
  Loan payable--affiliate...............................................................       --               71,251
  Current portion of capital lease obligations (Note 8).................................         38,950       --
  Accounts payable......................................................................      1,613,015         40,087
  Accrued expenses......................................................................        413,794        101,783
  Accrued interest......................................................................        152,597         32,573
  Accrued warranty expenses.............................................................        275,000       --
  Payables related to reorganization including accrued interest (Note 9)................        102,126        261,655
                                                                                          -------------  -------------
      TOTAL CURRENT LIABILITIES.........................................................     12,226,968      1,631,946
                                                                                          -------------  -------------
Capital Lease Obligations, less current portion.........................................         39,682       --
                                                                                          -------------  -------------
      TOTAL LIABILITIES.................................................................     12,266,650      1,631,946
                                                                                          -------------  -------------
Commitments and Contingencies (Notes 2, 8, 11, 12, 13, 14 and 15)
Stockholders' Deficit
  Common stock, $.0001 par value, 10,000,000 shares authorized, 2,391,493 shares issued
    and outstanding at June 30, 1997 and 1996 (Notes 10 and 11).........................            240            240
  Preferred stock, $.01 par value, 1,000,000 shares authorized; 316,743 shares issued
    and outstanding at June 30, 1997 (Notes 10 and 11)..................................          3,167       --
Additional paid-in capital (Note 11)....................................................      1,382,807        820,732
Accumulated deficit.....................................................................     (7,152,094)    (2,025,464)
                                                                                          -------------  -------------
      TOTAL STOCKHOLDERS' DEFICIT.......................................................     (5,765,880)    (1,204,492)
                                                                                          -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......................................  $   6,500,770  $     427,454
                                                                                          -------------  -------------
                                                                                          -------------  -------------

                See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                                                            1997          1996
                                                                                        -------------  -----------
Net Sales.............................................................................  $   3,622,236  $   575,429
Cost of Sales.........................................................................      3,988,374      504,173
                                                                                        -------------  -----------
    GROSS PROFIT (LOSS)...............................................................       (366,138)      71,256
                                                                                        -------------  -----------
Operating Expenses
  Selling, general and administrative expenses........................................      3,111,596      360,131
  Research and development............................................................        542,198       35,000
  Depreciation and amortization.......................................................        271,133        1,635
                                                                                        -------------  -----------
                                                                                            3,924,927      396,766
                                                                                        -------------  -----------
    NET LOSS BEFORE OTHER INCOME (EXPENSE)............................................     (4,291,065)    (325,510)
                                                                                        -------------  -----------
Other Income (Expense)
  Investment income...................................................................          5,136        1,627
  Interest expense (Note 16)..........................................................       (840,701)    (123,597)
  Abandoned acquisition (Note 18).....................................................       --           (126,052)
                                                                                        -------------  -----------
    OTHER EXPENSE.....................................................................       (835,565)    (248,022)
                                                                                        -------------  -----------
    NET LOSS..........................................................................  $  (5,126,630) $  (573,532)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Weighted average number of common shares outstanding..................................      2,391,493    2,346,055
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Net loss per common share.............................................................  $       (2.14) $     (0.24)
                                                                                        -------------  -----------
                                                                                        -------------  -----------

                See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                COMMON STOCK         PREFERRED STOCK
                                            ---------------------  --------------------
                                                                                          ADDITIONAL
                                              SHARES       PAR      SHARES       PAR        PAID-IN      ACCUMULATED
                                              ISSUED      VALUE     ISSUED      VALUE       CAPITAL        DEFICIT
                                            ----------  ---------  ---------  ---------  -------------  -------------
Balance, June 30, 1995....................   2,176,259  $     218     --      $  --      $     784,754  $  (1,451,932)
  Conversion of debt to acquire common
    stock.................................     215,234         22     --         --             35,978       --
  Net loss................................      --         --         --         --           --             (573,532)
                                            ----------  ---------  ---------  ---------  -------------  -------------
Balance, June 30, 1996....................   2,391,493        240     --         --            820,732     (2,025,464)
  Issuance of preferred stock.............      --         --        316,743      3,167        268,687       --
  Issuance of common stock warrants.......      --         --         --         --            309,000       --
  Dividends on preferred stock............      --         --         --         --            (15,612)      --
  Net loss................................      --         --         --         --           --           (5,126,630)
                                            ----------  ---------  ---------  ---------  -------------  -------------
BALANCE, JUNE 30, 1997....................   2,391,493  $     240    316,743  $   3,167  $   1,382,807  $  (7,152,094)
                                            ----------  ---------  ---------  ---------  -------------  -------------
                                            ----------  ---------  ---------  ---------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                                                            1997          1996
                                                                                        -------------  -----------
Cash Flows From Operating Activities
  Net loss                                                                              $  (5,126,630) $  (573,532)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................................        356,533        1,635
    Provision for bad debts...........................................................        262,268      --
    Fees paid through issuance of common stock warrants...............................         20,000      --
    Changes in operating assets and liabilities, net of assets acquired in business combination:
      Increase in accounts receivable.................................................       (376,014)     (20,616)
      (Increase) decrease in inventories..............................................       (316,533)      27,021
      (Increase) decrease in prepaid expenses.........................................         (1,523)       3,723
      Decrease (increase) in acquisition deposit......................................        190,000     (190,000)
      (Increase) decrease in other assets.............................................        (42,204)          73
      Increase (decrease) in accounts payable and accrued expenses....................      1,442,532       (5,739)
      (Decrease) increase in payables related to reorganization.......................       (159,529)      16,690
                                                                                        -------------  -----------
        NET CASH USED IN OPERATING ACTIVITIES.........................................     (3,751,100)    (740,745)
                                                                                        -------------  -----------
Cash Flows From Investing Activities
  Purchase of property and equipment..................................................       (222,397)     --
  Payments related to assets acquired.................................................     (1,946,559)     --
                                                                                        -------------  -----------
        NET CASH USED IN INVESTING ACTIVITIES.........................................     (2,168,956)     --
                                                                                        -------------  -----------
Cash Flows From Financing Activities
  Proceeds from sale of preferred stock...............................................        264,854      --
  Proceeds from sale of common stock warrants.........................................        296,000      --
  Payment of preferred stock dividends................................................        (15,612)     --
  Payment of deferred financing costs.................................................       (294,791)     --
  Net (decrease) increase in advances from affiliates.................................        (71,251)      36,860
  Principal payments on capital lease obligations.....................................         (7,134)     --
  Net increase in revolving loans payable.............................................      5,002,544      665,760
  Proceeds from notes payable.........................................................      2,794,845       38,125
  Principal payments on notes payable.................................................     (2,040,500)     --
                                                                                        -------------  -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................      5,928,955      740,745
                                                                                        -------------  -----------
        NET INCREASE IN CASH..........................................................          8,899      --
Cash and cash equivalents, beginning of year                                                 --            --
                                                                                        -------------  -----------
Cash and cash equivalents, end of year................................................  $       8,899  $   --
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest..........................................................  $     720,677  $    63,398
                                                                                        -------------  -----------
                                                                                        -------------  -----------
  Cash payments for income taxes......................................................  $         976  $   --
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Supplemental Schedule of Non-Cash Investing and Financing Activities
  Capital lease obligations incurred for equipment....................................  $      85,766  $   --
                                                                                        -------------  -----------
                                                                                        -------------  -----------
  Note payable issued in business combination.........................................  $   2,750,000  $   --
                                                                                        -------------  -----------
                                                                                        -------------  -----------

                See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Power Designs, Inc. and Subsidiary (the "Company") designs, develops, manufactures and markets a line of industrial and military-grade uninterruptible power supply/power line conditioning ("UPS/PLC") products and other power supply regulating products. The Company's products protect industrial-grade process equipment, military communications equipment, computers, engineering and computer assisted design workstations, file servers and other local area network components, medical instruments and other electronically sensitive devices from damage to systems or data resulting from electrical power disturbances and/or outages. The Company's principal product is an innovative, proprietary UPS/PLC product capable of servicing widely divergent power supply sources worldwide. The Company's products also include variable auto transformers, switching and linear power supplies for use in military and laboratory applications, and regulated linear direct current power supplies. These products are used by industry, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear, biological, and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance.

    The principal market for these products is users or manufacturers who incorporate the products into their equipment. Customers include private companies, government agencies and educational institutions throughout the United States and in various foreign countries.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain significant estimates include the allowance for doubtful accounts, allowance for slow-moving and obsolete inventory, accrued warranty expenses and required provisions for impairment of long-lived assets and certain intangible assets. These estimates are susceptible to change in the near term, and these changes could be significant.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Power Designs, Inc. and its wholly-owned subsidiary, PDIXF Acquisition Corp. ("PDIXF"). PDIXF was organized on April 9, 1996 for the purpose of acquiring two divisions of Penril Datacomm Networks (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    For purposes of reporting the statements of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    REVENUE RECOGNITION

    Revenue from sales of the Company's products is recognized when the related products are shipped because the Company is not obligated to perform significant activities after product shipment.

    INVENTORIES

    Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. Improvements to leased property are depreciated over the lesser of the life of the lease or life of the improvements. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill and debt issuance costs. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is being amortized on a straight-line basis over 15 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates goodwill to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company will determine a potential impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

    To date, management has determined that no impairment of goodwill exists. This estimate is susceptible to change in the near term and any changes in projected undiscounted cash flows could have a significant effect on management's estimate and on the Company's financial condition.

    ESTIMATED WARRANTY EXPENSES

    The Company sells its products with a warranty that provides for repairs or replacements of any defective parts for periods up to two years after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.

    DEFERRED TAXES

    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents and notes payable approximate the carrying amount because of the short maturity of those instruments.

    NET LOSS PER COMMON SHARE

    The net loss per common share is based on the net loss from operations and the weighted average number of shares of Common Stock outstanding during each year. Common stock equivalents have been excluded from the computation of the net loss per common share because inclusion of such equivalents is antidilutive.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply SFAS No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

    The adoption of SFAS No. 128 would have had no effect on reported loss per share.

    RECLASSIFICATIONS

    Certain 1996 financial statement amounts have been reclassified to conform with the 1997 financial statement presentation. These reclassifications had no effect on the 1996 net loss.

NOTE 2. BUSINESS COMBINATION

    On October 11, 1996, the Company, through PDIXF, purchased the assets of two divisions, Technipower, Inc. and Constant Power, Inc., from Penril Datacomm Networks, Inc (the "Asset Purchase"). In conjunction with the Asset Purchase, the Company moved its main operating facilities from New York to Connecticut, which is where the acquired divisions were located.

    A summary of the purchase payments in connection with the acquisition follows:

Cash paid to seller at closing.......               $ 1,694,085
Note payable to seller...............                 2,750,000
Direct acquisition costs.............                   252,474
                                                    -----------
                                                    $ 4,696,559
                                                    -----------
                                                    -----------

    Direct acquisitions costs include $147,950 paid to Venture Partners, Ltd. ("Venture Partners"), a significant stockholder and a company affiliated with directors.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    A portion of the purchase price will be paid in the form of a royalty, computed as 2% of quarterly sales of certain products, from September 30, 1997 to June 30, 2001. Because of the uncertainty related to the determination of such future sales, no amount has been recorded in the financial statements relating to this contingent portion of the purchase price. All royalty amounts will be recorded as an addition to the goodwill allocated at the time of purchase, and amortization of such additional goodwill will be recorded over the remaining life of goodwill.

    A summary of the assets acquired in connection with the acquisition of the divisions is as follows:

Working capital......................               $ 1,154,129
Goodwill allocated...................                 3,017,430
Machinery and equipment..............                   525,000
                                                    -----------
                                                    $ 4,696,559
                                                    -----------
                                                    -----------

    The statements of operations only include operations for these divisions from October 11, 1996 to June 30, 1997.

    Unaudited proforma consolidated results of operations for the years ended June 30, 1997 and 1996, as though the division had been acquired at July 1, 1995, are as follows:

                                                                      1997           1996
                                                                  -------------  -------------
Sales...........................................................  $   4,882,000  $   4,403,000
Net loss........................................................  $  (7,075,000) $  (3,985,000)
Net loss per common share.......................................  $       (2.96) $       (1.67)

    The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, additional interest expense, and certain production and general and administrative costs.

NOTE 3. DEPENDENCE ON SUPPLIERS

    The Company purchases certain raw materials, components and subassemblies included in the Company's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. The disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. While the Company is aware of alternative suppliers for these products, there can be no assurance that any supplier could be replaced in a timely manner.

NOTE 4. ACCOUNTS RECEIVABLE

    During the year ended June 30, 1996 and through October 11, 1996, the Company sold its accounts receivable to Inverness Corporation ("Inverness"), a commercial financing company, the principals of which are directors of the Company and principals of Venture Partners, at 80% of the face value. Under the agreement, when the account was received, the Company was entitled to the residual (20%) less a fee to the related party of 2%, 4% or 6% if not collected within thirty, sixty or ninety days, respectively. If the account was not collected within ninety days, the Company was required to purchase back the account at full face value. No significant losses were incurred related to this arrangement.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

NOTE 5. INVENTORIES

    At June 30, 1997 and 1996, inventories consisted of the following:

                                                                          1997         1996
                                                                      ------------  ----------
Raw materials.......................................................  $  1,503,127  $   99,203
Work in process.....................................................       484,527      58,714
Finished goods......................................................       110,593      16,569
Allowance for slow-moving and obsolete inventory....................      (206,000)     --
                                                                      ------------  ----------
                                                                      $  1,892,247  $  174,486
                                                                      ------------  ----------
                                                                      ------------  ----------

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    At June 30, 1997 and 1996, equipment and leasehold improvements consisted of the following:

                                                                             1997       1996
                                                                          ----------  ---------
Leasehold improvements..................................................  $   91,614  $   2,250
Machinery and equipment.................................................     739,759     34,589
Furniture and fixtures..................................................       6,720      8,811
                                                                          ----------  ---------
                                                                             838,093     45,650
Less accumulated depreciation...........................................     102,695     41,153
                                                                          ----------  ---------
                                                                          $  735,398  $   4,497
                                                                          ----------  ---------
                                                                          ----------  ---------

    As of June 30, 1997, the cost and accumulated amortization of equipment under capital leases was $85,766 and $7,970, respectively.

NOTE 7. INCOME TAXES

    The tax effects of temporary differences the give rise to significant components of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996, are presented below:

                                                                        1997          1996
                                                                    ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards................................  $  1,646,600  $  1,159,400
  Allowance for doubtful accounts.................................       118,300       --
  Inventory.......................................................       634,000        11,800
  Warranty accrual................................................       112,200       --
  Other accruals..................................................        33,300       --
                                                                    ------------  ------------
Gross deferred tax assets.........................................     2,544,400     1,171,200
Less valuation allowance..........................................     2,524,700     1,171,200
                                                                    ------------  ------------
Net deferred tax assets...........................................        19,700       --
Deferred Tax Liabilities:
  Property and equipment..........................................       (19,700)      --
                                                                    ------------  ------------
                                                                    $    --       $    --
                                                                    ------------  ------------
                                                                    ------------  ------------

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    For the years ended June 30, 1997 and 1996, tax benefits recognized for net operating losses incurred were offset by equal increases to the valuation allowance for deferred taxes, resulting in no income tax expense or benefit reflected on the Statement of Operations.

    As of June 30, 1997, the Company had net operating loss carryforwards of approximately $4,243,000 available to reduce future federal and state taxable income, which expire as follows:

  EXPIRATION                                                         AMOUNT
----------------------------------------------------------------  ------------
 1998...........................................................  $     10,000
 1999...........................................................        10,000
 2000...........................................................        10,000
 2001...........................................................        10,000
 2002...........................................................        10,000
 2003...........................................................        10,000
 2004...........................................................        10,000
 2005...........................................................        10,000
 2006...........................................................        10,000
 2007...........................................................        10,000
 2008...........................................................        10,000
 2009...........................................................        55,000
 2010...........................................................       529,000
 2011...........................................................       549,000
 2012...........................................................     3,000,000
                                                                  ------------
                                                                  $  4,243,000
                                                                  ------------
                                                                  ------------

    Changes in ownership could result in the limitation in the use of these net operating loss carryforwards.

NOTE 8. LEASES

    The Company leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. In addition, the Company has entered into operating leases for the rental of facilities space and other property. Under the lease for the facilities space, the Company is required to pay, among other items, all real estate and personal property taxes, and insurance. The Company was in default of its lease for facilities space at June 30, 1997 for failure to make all required monthly rent payments.

    In October 1997, the Company and lessor executed a letter agreement modifying the required payment dates for minimum rent due through December 31, 1997. Rent for the months of October, November and December, 1997 are due on November 15, 1997, December 15, 1997, and December 31, 1997 respectively. Commencing January 1, 1998, all monthly rental payments shall be due in accordance with the original terms of the lease.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    Future minimum lease payments under capital and operating leases are as follows:

                                                                         CAPITAL    OPERATING
PERIOD ENDING JUNE 30,                                                    LEASES      LEASES
----------------------------------------------------------------------  ----------  ----------
1998..................................................................  $   82,906  $  111,259
1999..................................................................      43,144      --
2000..................................................................      20,701      --
                                                                        ----------  ----------
  TOTAL MINIMUM LEASE PAYMENTS........................................  $  146,751  $  111,259
                                                                                    ----------
                                                                                    ----------
Less:amount representing interest ( 68 %).............................      68,119
                                                                        ----------  ----------
  PRESENT VALUE OF MINIMUM LEASE PAYMENTS.............................      78,632
Less:current portion..................................................      38,950
                                                                        ----------
  LONG-TERM PORTION...................................................  $   39,682
                                                                        ----------
                                                                        ----------

    Total rent expense charged to operations under operating leases was approximately $207,000 and $14,000 for the years ended June 30, 1997 and 1996, respectively.

NOTE 9. REORGANIZATION

    During the year ended June 30, 1994, the Company emerged from Chapter 11 of the Federal bankruptcy court--State of New York. In accordance with the terms set by the bankruptcy court, unsecured creditors agreed to accept twenty percent of the amount due to them for pre-petition claims (five percent upon emerging from bankruptcy and the remaining 15% over a period of three years). The amounts due to these unsecured creditors, as well as other amounts due to various taxing authorities, are due and payable with interest, at June 30, 1997 and 1996, as follows:

                                                                           1997        1996
                                                                        ----------  ----------
Class VI creditors (former unsecured creditors).......................  $   10,960  $   30,620
Class V creditors (taxing authorities and union fees).................      91,166     231,035
                                                                        ----------  ----------
                                                                        $  102,126  $  261,655
                                                                        ----------  ----------
                                                                        ----------  ----------

At June 30, 1997 and 1996, the Company was in default due to its failing to make all appropriate payments as required by the bankruptcy court. As a result, the amounts are shown as current liabilities in the consolidated balance sheet.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

NOTE 10. NOTES PAYABLE

                                                                                            1997          1996
                                                                                        ------------  ------------
Installment note payable to Venture Partners, as agent, repaid in full October 11,
  1996................................................................................  $    --       $    105,500
Debenture payable to MarTek Group, repaid in full on September 27, 1996...............       --            185,000
Revolving loanpayable to Inverness, repaid in full October 11, 1996...................       --            834,097
Revolving loans payable to Inverness due upon demand, interest payable monthly at 18%,
  secured by substantially all assets of the Company..................................     5,836,641       --
Demand note payable to Inverness, interest payable monthly at 18%, secured by certain
  equipment...........................................................................        42,930       --
Term note payable to seller of divisions acquired in September 1996 (see Note 2), due
  July 31, 1997, interest payable monthly at the prime rate plus 2% (10.5% at June
  30,1997), secured by all outstanding PDIXF stock, and substantially all assets of
  the Company.                                                                             1,000,000       --
Term notes, subordinated to Inverness notes, payable to preferred stockholders, due
  October 31, 2001, interest payable quarterly at 8%, secured by substantially all
  assets of the Company...............................................................     1,087,415       --
Unsecured bridge loans, subordinated to Inverness notes, payable to various third parties, principal and accrued interest at 10% due no later than July 31, 1998, net of discount of $289,000.Effective interest rate of 12.1% based on maturity date of
  July 31, 1998.                                                                           1,364,500       --
Unsecured short term loans payable, due March 31, 1998, interest at 10%...............       300,000       --
                                                                                        ------------  ------------
                                                                                        $  9,631,486  $  1,124,597
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    REVOLVING LOANS PAYABLE

    In conjunction with the Asset Purchase and to provide working capital to the Company, the Company entered into a series of agreements with Inverness Corporation, which provided for total borrowings of up to $6,000,000.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    The Company is in violation of certain covenants contained in the loan agreements, however Inverness has not exercised its rights to immediately demand payment as a result of these covenant violations.

    During the year ended June 30, 1997, the Company paid $100,000 of fees to Inverness in connection with these loan agreements.

    TERM NOTE PAYABLE TO SELLER

    The obligation to Penril Datacomm Networks (now known as Access Beyond) (the "Seller") incurred in conjunction with the Asset Purchase (see Note 2) was initially due in full on December 31, 1996, however the Company was unable to pay the obligation in full at that time. The Company subsequently entered into a series of forbearance agreements with the Seller, however, on July 31, 1997, the Company was unable to make the payments required and the Company is now in violation of the forbearance agreement. As of October 3, 1997, the Seller has not taken any available actions including a demand for immediate repayment under the agreement.

    TERM NOTES

    These notes were issued to various investors in conjunction with the private placement sale of these notes, the Company's preferred stock and common stock purchase warrants (see Note 11). At June 30, 1997, the Company was in violation of certain covenants contained in the related loan agreements, and the Company has failed to pay all required interest payments due on these notes, and therefore these obligations are classified as current liabilities in the consolidated balance sheet at June 30, 1997. The investors have not taken any available actions to accelerate and demand payment on these obligations.

    UNSECURED BRIDGE LOANS

    These loans were issued as part of a private placement offering of $100,000 units comprised of these notes and common stock purchase warrants, which commenced on March 21, 1997, and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998, and 40,000 warrants to acquire shares of the Company's common stock for $.25 per share. The obligations outstanding of $1,364,500 at June 30, 1997 represent the total amount raised through the offering of $1,653,500, less $289,000 allocated to the warrants and recorded as additional paid in capital. The $289,000 discount resulting from this allocation will be amortized over the lives of the loans.

NOTE 11. CAPITAL STOCK

    PREFERRED STOCK

    In October 1996, in conjunction with the Asset Purchase, the Company sold to certain investors, securities comprised of subordinated notes (see Note 10), Class A Convertible Preferred Stock, and common stock purchase warrants (See
Note 12). A total of $1,359,269 was raised through the sale of these securities, of which $1,087,415 was allocated to the notes, $264,854 was allocated to the preferred stock, and $7,000 was allocated to the warrants based on the fair value of each investment.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    The principle features of Class A Convertible Preferred Stock are as follows:

    VOTING RIGHTS

    All preferred shares are entitled to one vote per share.

    DIVIDENDS

    When declared by the Company's Board of Directors, a dividend of 8% per annum on the amount at which the shares were originally issued. Dividends are payable quarterly in arrears, all unpaid or undeclared dividends are accrued, and all unpaid dividends are payable upon conversion of preferred stock to common stock, or upon liquidation of the Company.

    Accrued but unpaid dividends shall be forfeited upon conversion of such shares to shares of common stock.

    LIQUIDATION RIGHTS

    In the event of any voluntary or involuntary liquidation of the Company, the holders of preferred stock are entitled to receive distributions, plus in the case of each share, accrued and unpaid dividends, before any distribution or payment to the holders or common stock.

    CONVERSION

    The holders of each share of Preferred Stock have the right to convert their shares of preferred stock into shares of common stock at the conversion ratio of $.875 per share, which prices are subject to adjustment from time to time. However, each share of preferred stock shall be automatically converted into common stock upon the closing of a $10 million public offering of common stock. If such public offering is between $5 million and $10 million, then conversion will occur only if approved by greater than 50% of the preferred stockholders.

COMMON STOCK

    In accordance with covenants contained in certain debt agreements, the Company is restricted from paying dividends to owners of the Company's common stock.

    During June 1995, the Board of Directors changed the par value of the Company's common stock from $.10 per share to $.0001 per share, which resulted in a decrease in the carrying value of the common stock of $217,408 and an identical increase in paid-in capital.

    On September 15, 1995, Venture Partners transferred 810,716 restricted shares of common stock, plus an additional 261,312 unrestricted shares of common stock, to its affiliate Millenia Capital Holding, LLC.

NOTE 12. STOCK OPTION AND WARRANT PLANS

    STOCK OPTION PLAN

    Pursuant to the Company's stock option plan, incentive stock options are generally granted at prices equal to or greater than the fair market value of the Company's stock at the date of grant, and are exercisable at the date of grant unless otherwise stated. In addition, non-qualified options are granted at a price determined by the Company's stock option committee, which may be less than market value, in which

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

case an expense equal to the difference between the option price and market value is recognized. The exercise period for both the incentive and non-qualified stock options generally cannot exceed ten years.

    Also, under this Plan, the Company may grant shares of restricted stock to employees, the restrictions and price of such shares to be paid by the employees, if any, are determined at the time of grant.

    The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on July 1, 1996. SFAS No. 123 established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the statements of operations for grants under the option plan. Had compensation cost for the stock option plan been recognized based on the grant date fair values of awards, the method described in SFAS No. 123, the reported net loss for the year ended June 30, 1997 would have been increased to the pro forma amounts shown below:

Net loss:
Pro forma......................................................  $(5,133,130)
                                                                 -----------
                                                                 -----------
As reported....................................................  $(5,126,630)
                                                                 -----------
                                                                 -----------
Net loss per share:
Pro forma......................................................  $     (2.15)
                                                                 -----------
                                                                 -----------
As reported....................................................  $     (2.14)
                                                                 -----------
                                                                 -----------

    The fair value of each grant, used to determine the proforma net loss above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the year ended June 30, 1997:

Dividend rate.........................................................        0.0%
Risk free interest rate...............................................        6.0%
Weighted average expected lives, in years.............................       2.70
Price volatility......................................................       30.0%

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    A summary of the status of the Company's stock option plan at June 30, 1997 and 1996, and changes during the years ended on those dates, is as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                             SHARES      OPTIONS    EXERCISE
                                                            RESERVED   OUTSTANDING    PRICE
                                                            ---------  -----------  ---------
Balance, June 30, 1995....................................    522,302     121,608   $     .05
  Canceled................................................                 --       $  --
  Granted.................................................                 --       $  --
  Exercised...............................................                 --       $  --
                                                            ---------  -----------  ---------
Balance, June 30, 1996....................................    573,958     121,608   $     .05
  Canceled................................................                 --       $  --
  Granted.................................................                415,156   $     .48
  Exercised...............................................                 --       $  --
                                                            ---------  -----------  ---------
  Balance, June 30, 1997..................................    573,958     536,764   $     .38
                                                            ---------  -----------  ---------
                                                            ---------  -----------  ---------

    At June 30, 1997 and 1996, 181,608 and 101,340 of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the year ended June 30, 1997 was $.02.

    A further summary of options outstanding at June 30, 1997, is as follows:

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                ---------------------------------------------  --------------------------
                                 WEIGHTED-
                                  AVERAGE         WEIGHTED-                   WEIGHTED-
   RANGE OF                      REMAINING         AVERAGE                     AVERAGE
   EXERCISE       NUMBER        CONTRACTUAL       EXERCISE       NUMBER       EXERCISE
    PRICES      OUTSTANDING   LIFE (IN YEARS)       PRICE      EXERCISABLE      PRICE
--------------  -----------  -----------------  -------------  -----------  -------------
$ .01 to $.875     536,764             4.5        $     .38       181,608     $     .12

    STOCK WARRANTS

    In October 1996, in conjunction with certain loans made by Inverness to the Company, the Company issued 1,297,163 common stock purchase warrants ("warrants") with a fair value of $20,000 to Inverness, which are exercisable at $.25 per share. Also, the Company issued 416,749 warrants, with an exercise price of $.875 per share, to certain investors in conjunction with the sale of preferred stock and subordinated notes payable (see Note 11), and $7,000 of the total proceeds received from such sale was allocated to the warrants and recorded as additional paid in capital. In addition, the Company issued 661,400 warrants, with an exercise price of $.25 per share, to certain investors in conjunction with the sale of notes payable (see Note 10), and $289,000 of the total proceeds received from such sale was allocated to the warrants and recorded as additional paid in capital.

    There were no warrants issued or outstanding as of and for the year ended June 30, 1996.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

    The following table summarizes warrants outstanding at June 30, 1997, and the changes in warrants during the year then ended:

                                                                                    WEIGHTED-
                                                                                     AVERAGE
                                                             SHARES    NUMBER OF    EXERCISE
                                                            RESERVED     SHARES       PRICE
                                                           ----------  ----------  -----------
Balance, June 30, 1996...................................                  --       $  --
Canceled.................................................                  --       $  --
Granted..................................................               2,375,312   $    0.36
Exercised................................................                  --       $  --
                                                           ----------  ----------       -----
BALANCE, JUNE 30, 1997...................................   2,375,312   2,375,312   $    0.36
                                                           ----------  ----------       -----
                                                           ----------  ----------       -----
A further summary of warrants outstanding at June 30,
  1997, is as follows:

                            WARRANTS OUTSTANDING                  WARRANTS EXERCISABLE
                ---------------------------------------------  ---------------------------
                                 WEIGHTED-
                                  AVERAGE         WEIGHTED-                     WEIGHTED-
   RANGE OF                      REMAINING         AVERAGE                       AVERAGE
   EXERCISE       NUMBER        CONTRACTUAL       EXERCISE         NUMBER       EXERCISE
    PRICES      OUTSTANDING   LIFE (IN YEARS)       PRICE       EXERCISABLE       PRICE
--------------  -----------  -----------------  -------------  --------------  -----------
$ .25 to $.875   2,375,312             4.4        $     .36         1,713,912   $     .40

NOTE 13. 401(k) PLAN

    The Company maintains a 401(k) profit sharing plan for the benefit of substantially all its employees who meet certain minimum eligibility requirements and who elect to participate. Under the terms of the Plan, participants can contribute up to 15% of their pay to the extent permitted by law. The Company may make matching contributions to the Plan equal to 50% of the employees' annual contributions, as well as discretionary non-matching contributions, however the annual matching contribution is limited to 13% of participant compensation. Participants are immediately vested in their contribution. Company contributions vest at the rate of 20% per year after one year of service. Company contributions to the Plan were approximately $25,000 during the period ended June 30, 1997. No contributions were made in fiscal 1996.

NOTE 14. COMMITMENTS

    The Company has entered into employment agreements with certain officers of the Company. The agreements are for up to three years with one year optional renewal periods and provide a base salary and certain benefits which are specified in each agreement.

NOTE 15. LITIGATION

    Two lawsuits have been brought against the Company by entities seeking payment for goods and services provided to the Company. The first lawsuit seeks payment of approximately $144,300, and the Company has recorded a liability for approximately $86,600 for goods and services received as of June 30, 1997. The second lawsuit seeks payment of $34,500, and the Company has recorded a liability for the entire amount claimed as of June 30, 1997.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

NOTE 16. RELATED PARTY TRANSACTIONS

    The Company has entered into an agreement, which has no specified expiration date, with Venture Partners whereby Venture Partners is paid a minimum of $10,600 per month, plus expenses, for various consulting services provided to the Company. The Company is not committed to pay Venture Partners under this agreement for future periods. During the year ended June 30, 1997, the Company incurred approximately $189,000 of expenses under this agreement and for services provided outside of the agreement.

    During the year ended June 30, 1997, the Company paid $17,500 to a director as a finder's fee for obtaining debt financing. Such fees are included in deferred financing costs in the balance sheet.

    During the year ended June 30, 1997, the Company advanced $5,000 to a member of senior management, which is included in accounts receivable in the balance sheet.

    As outlined in Note 10 to the consolidated financial statements, the Company has various lending agreements with Venture Partners and Inverness whose principals are also directors of the Company. Interest expense incurred on these loans totaled $553,944 and $92,220 for the years ended June 30, 1997 and 1996, respectively.

NOTE 17. SALES TO FOREIGN CUSTOMERS

    Sales to foreign customers were approximately $439,000 for the year ended June 30, 1997. Sales to foreign customers for the year ended June 30, 1996 were not significant.

NOTE 18. ABANDONED ACQUISITION

    During the year ended June 30, 1995, the Company entered into an acquisition agreement with Cycle Transformer, Inc. ("Cycle") and the MarTek Group ("MarTek"), under which MarTek agreed to transfer its right to purchase Cycle to the Company for $60,000. The Company negotiated for a capital infusion from Cycle and MarTek in the amount of $146,875. Power Designs advanced a total of approximately $76,000 to Cycle prior to June 30, 1995. This transaction was never fully consummated, and litigation ensued. On July 31, 1996, the Company agreed to pay Cycle, MarTek and the representative of MarTek $185,000 in an out-of-court settlement and this amount was paid on September 27, 1996. Additionally, the Company reimbursed an affiliate for advances made to Cycle on behalf of the Company for approximately $82,000 and incurred legal costs of approximately $25,000. The abandoned acquisition of $202,445 ($126,052 in 1996 and $76,393 in 1995) represents the losses incurred relative to these transactions including reimbursement of costs claimed by MarTek of approximately $19,000.

NOTE 19. REINCORPORATION

    On April 20, 1995, the stockholders approved a resolution calling for the reincorporation of the Company under Delaware law by merging the Company into a Delaware corporation also named Power Designs, Inc. On August 8, 1997, the merger was approved by the New York State Department of State, Division of Corporations.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

NOTE 20. LIQUIDITY AND GOING CONCERN UNCERTAINTIES

    An unacceptable level of product failures, resulting from significant manufacturing problems, in the early shipments of the UPS/PLC product line required the Company to temporarily suspend production and distribution of this primary product during the current fiscal year. As a result, the Company has experienced significant financial difficulties including incurring significant operating losses which have resulted in a significant working capital deficiency and a significant accumulated deficit as of June 30, 1997. In addition, the Company is in default of several debt agreements (see Note 10) and is in need of additional financing to fund operations.

    The Company's plans with regard to these difficulties include instituting processes that can streamline operations, and raising additional debt and capital financing. Operating plans include contracting for an outsourced manufacturing resource to allow for active production of the UPS/PLC product line to resume, and allow for a higher volume of production. The Company is also reassessing its pricing strategies for many of its products. Operating costs are being closely monitored and temporary staffing reductions have been made to reduce operating expenses. In order to address the Company's financing requirements, the Company is planning for an infusion of additional temporary bridge financing during 1997, and raising new equity capital in early 1998. However, there can be no assurances that the Company will be able to obtain such additional debt and equity financing, or be successful at streamlining and improving operating results.