Form 10QSB
period 1997-09-30
POWER DESIGNS INC
filed 1997-11-17
CIK 79829

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                 FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from            to             .
                               ----------    ------------

Commission File No.      0-1921
                    -----------


                            POWER DESIGNS INC.
--------------------------------------------------------------------------------
       (Name of Small Business Issuer as specified in its charter)


         Delaware                                  11-1708714
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

14 Commerce Drive, Danbury, Connecticut                06810
----------------------------------------               ------
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

Yes          No      X
   ---------   ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Yes          No    X
       ---------   ---------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     2,391,493 as of November 10, 1997

Transitional Small Business Issuer Format (check one):

    Yes          No   X
       ---------   --------

                              POWER DESIGNS, INC.
         FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

PART I--FINANCIAL INFORMATION                              PAGE NO.


Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet as of
          September 30, 1997 and 1996.........................   5

          Condensed Consolidated Statement of
          Operations for the three months ended
          September 30, 1997 and 1996.........................   6

          Condensed Consolidated Statements of
          Changes in Stockholders' Deficit for the
          three months ended September 30,
          1997 and 1996.......................................   7

          Condensed Consolidated Statement of
          Cash Flows for the three months ended
          September 30, 1997 and 1996..........................  8

          Notes to Condensed Consolidated Financial
          Statements...........................................  9

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF
          OPERATIONS........................................... 12

PART II--OTHER INFORMATION

Item 3.   DEFAULTS ON SENIOR SECURITIES........................ 16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..................... 17

Signatures..................................................... 18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              POWER DESIGNS, INC.

                        Condensed Consolidated Balance Sheet
                                  (Unaudited)

                          September 30, 1997 and 1996

                                                                                          1997           1996
                                                                                      -------------  -------------
ASSETS

Current assets:
Accounts receivable.................................................................  $     542,086  $      71,162
Inventories.........................................................................      2,028,036        207,297
Prepaid expenses....................................................................         38,888          4,452
                                                                                       ------------   ------------
Total current assets................................................................      2,609,010        282,911
                                                                                       ------------   ------------
Property and equipment, less accumulated depreciation...............................        805,225          4,246
                                                                                       ------------   ------------
Other assets:
Investment in partnership...........................................................         22,041         21,221
Security deposits...................................................................          4,187          3,855
Goodwill............................................................................      2,839,742             --
Financing fees and organizational costs.............................................        148,795             --
                                                                                       ------------   ------------
                                                                                          3,014,765        465,076
                                                                                       ------------   ------------
                                                                                      $   6,429,000  $     752,233
                                                                                       ------------   ------------
                                                                                       ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Seller financing....................................................................  $   1,000,000  $           0
Cash overdraft......................................................................         31,140          4,153
Accounts payable and accrued expenses...............................................      2,630,033        201,673
Notes payable--affiliates...........................................................      9,532,193      1,619,775
Payables related to reorganization, including accrued interest......................        103,330        261,531
                                                                                       ------------   ------------
Total current liabilities...........................................................     13,296,696      2,087,132
                                                                                       ------------   ------------
Capital lease obligation--less current portion......................................         98,734             --
                                                                                       ------------   ------------
Total liabilities...................................................................     13,395,430             --
                                                                                       ------------   ------------
Stockholders' deficit
Preferred stock.....................................................................          3,167             --
Common stock........................................................................            240            240
Additional paid in capital..........................................................      1,382,807        820,732
Deficit.............................................................................     (8,352,644)    (2,155,871)
                                                                                       ------------   ------------
Total stockholders' deficit.........................................................     (6,966,430)    (1,334,899)
                                                                                       ------------   ------------
                                                                                      $   6,429,000  $     752,233
                                                                                       ------------   ------------
                                                                                       ------------   ------------

                              Power Designs, Inc.

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

             For The Three Months Ended September 30, 1997 and 1996

                                                                              3 months ended      3 months ended
                                                                            September 30, 1997  September 30, 1996
                                                                            ------------------  ------------------
Net Sales.................................................................    $      754,665       $     90,502
Cost of Sales.............................................................           770,045             79,642
                                                                                ------------         ----------
Gross profit..............................................................           (15,379)            10,860
Selling, general and admin. expense.......................................           770,379            108,320
                                                                                ------------         ----------
Net loss before other income (expense)....................................          (785,757)           (97,460)
                                                                                ------------         ----------
Other income (expense):
Investment income.........................................................               300              1,000
Interest expense..........................................................          (415,092)           (33,947)
                                                                                ------------         ----------
                                                                                    (414,792)           (32,947)
                                                                                ------------         ----------
Net loss..................................................................    ($   1,200,550)      ($   130,407)
                                                                                ------------         ----------
                                                                                ------------         ----------
Net loss per share........................................................    ($        0.50)      ($      0.04)
                                                                                ------------         ----------
                                                                                ------------         ----------

                              POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                  (Unaudited)

             For The Three Months Ended September 30, 1997 and 1996

                                   Shares       Shares
                                  Preferred     Common                                Additional
                                    Stock        Stock      Preferred     Common       Paid in
                                 Outstanding  Outstanding     Stock        Stock       Capital        Deficit         Total
                                 -----------  -----------  -----------  -----------  ------------  -------------  -------------
Balance, June 30, 1996.........           0    2,391,493    $       0    $     240   $    820,732  ($  2,025,464) ($  1,204,492)
Net loss.......................          --           --           --           --             --       (130,407)      (130,407)
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------
Balance, September 30, 1996....           0    2,391,493    $       0    $     240   $    820,732  ($  2,155,871) ($  1,334,899)
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------
Balance, June 30, 1997.........     316,689    2,391,493    $   3,167    $     240   $  1,382,807  ($  7,152,094) ($  5,765,880)
Net loss.......................          --           --           --           --             --     (1,200,550)    (1,200,550)
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------
Balance, September 30, 1997....     316,689    2,391,493    $   3,167    $     240   $  1,382,807  ($  8,352,644) ($  6,966,430)
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------
                                 -----------  -----------  -----------       -----   ------------  -------------  -------------

                              POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

             For The Three Months Ended September 30, 1997 and 1996

                                                         3 months ended  3 months ended
                                                         September 30,   September 30,
                                                              1997            1996
                                                         --------------  --------------
Cash flows from operating activities:
  Net loss.............................................   ($ 1,200,550)    ($ 130,407)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization......................        151,840            251
    (Increase) decrease in:
    Accounts receivable................................        187,055        (37,767)
    Inventories........................................       (135,789)       (32,811)
    Prepaid Expenses...................................        (37,365)        (4,452)
    Other assets.......................................          9,292       (250,000)
  Increase (decrease) in:
    Accounts payable and accrued expenses..............        205,360         33,170
    Payables related to reorganization.................          1,204           (124)
                                                         --------------  --------------
  Cash flows used in operating activities..............       (818,953)      (422,140)
                                                         --------------  --------------
  Cash flows used in investing activities:
    Purchase of property and equipment.................       (112,162)        --
                                                         --------------  --------------
  Cash flows from (used in) financing activities:
    Advances from affiliates...........................        900,707        (71,251)
    Principal payments on capital lease obligations....         (9,631)            --
    Cash received from long term financing.............             --        495,178
                                                         --------------  --------------
  Cash flows provided by financing activities..........        891,076        423,927
                                                         --------------  --------------
  Net increase (decrease) in cash......................        (40,039)         1,787
  Cash (overdraft), beginning of period................          8,899         (5,940)
                                                         --------------  --------------
  Cash (overdraft), end of period......................   ($    31,140)    ($   4,153)
                                                         --------------  --------------
                                                         --------------  --------------

POWER DESIGNS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997 and 1996

Note 1. Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by Power Designs, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

    The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    The consolidated statements of operations for the period ended September 30, 1997 include the operations of PDIXF Acquisition Corporation (see Note 2) for the period July 1, 1997 through September 30, 1997.

Note 2. Significant Events

    On October 11, 1996, a wholly owned subsidiary of the Company, PDIXF Acquisition Corporation ("PAC"), acquired for approximately $4.4 million, the assets of Technipower, Inc. and Constant Power, Inc., two divisions of Penril Datacomm Networks, Inc. ("Penril"), encompassing three product lines. Additionally, the Company repaid loans, notes payable and obligations to creditors totaling approximately $1,490,000 that existed as of October 11, 1996. The Company also incurred approximately $260,000 in costs related to the transaction.

    The following provided funding for the above transaction (approximately $6,180,000):

316,689 shares of preferred stock convertible to common stock at a conversion rate to be determined at a future date...........  $ 265,000
Warrants convertible into 416,749 shares of common stock at 87.5
  cents per share...............................................      7,000
Subordinate debt from six individuals and a limited
  partnership...................................................  1,087,000

Note payable to Inverness Corporation ("Inverness") (Due April
  1, 1998)......................................................  2,290,000
Seller financing (Note due December 31, 1996)...................  2,750,000
                                                                  ---------
Total sources...................................................  6,399,000
Less: cash deposited into PAC for working capital...............   (219,000)
                                                                  ---------
                                                                  $6,180,000
                                                                  ---------
                                                                  ---------


    The Company defaulted on the $2,750,000 note (the "Penril Indebtedness") secured by the majority of the Company's assets, due to Penril at December 31, 1996. As a result of the default, the company was in breach of its asset purchase agreement with Penril (the "Asset Purchase Agreement"), executed pursuant to the Acquisition. In March 1997, the Company and Penril executed a Forbearance Agreement providing for an extension of time for repayment of the Penril Indebtedness. The Forbearance Agreement, as modified, required the company to make a series of payments totaling $1,750,000 prior to June 1, 1997, and thereafter to make a final payment of $1,000,000 on July 31, 1997.

    As of June 30, 1997, the Company was current on its obligations under the terms of the agreement. Subsequent to that date, the Company remained current on the interest amounts due to Penril, but was unable to repay the $1,000,000 outstanding obligation on July 31, 1997. As a result, the Company has commenced negotiations with Penril concerning the amount and due date on the remainder of the Penril Indebtedness.

    Subsequent to the Penril acquisition, the Company experienced a number of production problems encountered in the manufacturing of the UPS/PLC product line. As a result, the Company has experienced significant financial difficulties including incurring operating losses which have resulted in a working capital deficiency and a substantial accumulated deficit as of September 30, 1997. To finance this deficit, Inverness Corporation amended its revolving credit facilities with the Company to increase the maximum availability under this vehicle from $2,500,000 initially to $8,000,000.

    The Company has raised additional funds needed for general working capital purposes and to repay a portion of the Penril Indebtedness. In an effort to meet obligations, the Company obtained bridge financing in the form of a private placement offering. This offering of units comprise Bridge Notes ("Bridge Notes") and Common Stock purchase warrants, and was completed on July 31, 1997. As of the closing date, $1,653,500 represents the total amount raised through the offering of these units. The issuer has recently undertaken a similar additional private offering of units. In addition to these Bridge Notes, the Company has also executed two short-term notes in the amount of $300,000 payable to two related investors. The issuer has accrued interest on these obligations at 10%, and expects to repay the principal and all accrued interest on these obligations when due.

Note 3--Subsequent Events:

    Subsequent to September 30, 1997, the Company has raised an additional $200,000 in temporary financing based upon terms similar to the private offering noted above from investors, directors and other affiliates.

    In November 1997, the stockholders of the Company approved a proposal to authorize the issuance of an additional 10,000,000 shares of Common Stock and an additional 4,000,000 shares of Preferred Stock, as well as a proposed eight-for-one reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Current Developments

    During fiscal year 1997, the issuer's manufacturing and engineering departments found an unacceptable level of failures in uninterruptible power supply and power line conditioner ("UPS/PLC) products being shipped. The issuer immediately suspended shipments of the new products and initiated efforts to resolve any production problems. This effort resulted in substantial improvements in product reliability and manufacturability. As discussed in more detail in "Liquidity and Capital Resources" below, funds for the operating deficits incurred during fiscal 1997 were obtained through additional financing

    Since June 30, 1997, the issuer has been actively interviewing and surveying possible turnkey contract manufacturing vendors for these products in view of the issuer's lack of expertise in building higher volume production quantities of any product. It is expected that volume production will begin to be available from the outside sources late in the second quarter of fiscal year 1998.

    In early 1995, the issuer's shareholders had approved a resolution calling for the reincorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs, Inc. This merger was completed on August 8, 1997 upon approval by the New York State Department of State, Division of Corporations.

Liquidity and Capital Resources

    In connection with the Penril acquisition, the issuer simultaneously obtained significant additional outside financing, totaling approximately $6,400,000. The financing consisted of three primary components: a private placement of debt and equity securities and Common Stock purchase warrants for approximately $1,360,000 to six individuals and a limited partnership; advances on revolving notes payable to Inverness in the amount of $2,290,000, and a Term Note payable to Penril of $2,750,000 due on December 31, 1996. The issuer defaulted on the Penril Indebtedness and thereafter entered into the Forbearance Agreement pursuant to which the issuer is also in default. See Part II--Item 3, "Defaults Upon Senior Securities."

    As part of the acquisition and financing, the issuer also created a class of Preferred Stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995. Shares of the Preferred Stock were included with the securities placed with the six individuals and a limited partnership.

    Subsequent to the Penril acquisition, the resources and personnel of the issuer were deployed in the investigation and resolution of a number of manufacturing and production problems encountered in the manufacturing of the UPS/PLC product lines. These problems resulted in extremely low manufacturing yields evidenced by the gross profit (loss) at June 30, 1997 of ($366,138), and at September 30, 1997 of ($15,379). To correct these problems, significant operating funds were expended over the course of the remainder of fiscal year 1997 and the first quarter of fiscal 1998, resulting in a net loss for the 1997 year of ($5,126,630) for fiscal 1997 and ($1,200,550) for the first quarter of fiscal 1998. In order to finance these operating expenditures, Inverness Corporation amended its revolving credit facilities with the issuer on November 27, 1996, December 31, 1996, and March 1, 1997 to increase the maximum availability under this vehicle from $2,500,000 initially to $8,000,000.

    As a result of the UPS/PLC product failures created by the manufacturing problems described above, the issuer experienced delays in the shipment of its primary product line. These delays resulted in net sales for the year, which were insufficient to cover operating costs. This reduced revenue stream, coupled with limited availability under the revolving credit facility, left the issuer unable to repay the Penril obligation when due. To meet this obligation, the issuer completed a private placement of $100,000 Bridge Notes and Common
Stock purchase warrants. This Offering commenced on March 21, 1997 and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998 and 40,000 warrants to acquire shares of the issuer's Common Stock for $0.25 per share subject to adjustment. The obligations outstanding of $1,364,500 at September 30, 1997 represent the total amount raised through the offering of $1,653,500, less $289,000 allocated to the warrants and recorded as additional paid in capital. The issuer has recently undertaken a similar private offering of units.

    In addition to the loans described above, the issuer has executed two short term notes in the aggregate amount of $300,000 payable to two, investors. The issuer has accrued interest on these obligations at 10%, and expects to repay the principal and all accruedinterest on these obligations when due.
                                       13

An additional $200,000 in interim financing was raised from investors, directors and affiliates of the issuer subsequent to September 30, 1997 on the same terms as the bridge offering noted above.

    The issuer hopes to be able to supply a greater percentage of its working capital needs through improved operating cash flow during the 1998 fiscal year. This improved operating cash flow is predicated upon a stabilized UPS/PLC manufacturing process and increased revenue for fiscal 1998 of which there can be no assurance. Nevertheless, the issuer expects that it will be in need of additional financing through offerings of debt or equity and is exploring certain alternatives to that end. The issuer has entered into a letter of intent with an underwriter pursuant to which, the issuer proposes to undertake a public offering of Common Stock. Such an offering is predicated upon stockholder approval of a proposal to authorize an additional 10,000,000 shares of Common Stock and an additional 4,000,000 shares of Preferred Stock, as well as a proposed eight-for-one reverse stock split. Stockholder approval for these approvals was obtained by the issuer on November 12, 1997. The terms and conditions of this offering have not been finalized. Depending on market conditions, the issuer may decide at any time not to proceed with the above-referenced public offering.

    The issuer currently has a net stockholders' deficit of approximately $6,900,000, meaning that amounts owed to its creditors, including without limitation Inverness Corporation, exceed the issuer's assets.

Results of Operations

    Results for the first three months of fiscal 1998 reflect the Acquisition, and therefore represent a substantial change from the figures for the same period in 1997. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

    First three months of fiscal 1998 versus first three months of fiscal 1997.

    Net sales exceeded $750,000 for the quarter ended September 30, 1997 as compared with approximately $90,000 for the same period in 1996.

    However, gross profit decreased from $10,860 for the first quarter of fiscal 1997 to ($15,379) for the current quarter, the result of the low manufacturing yields experienced by the issuer prior to a full conversion to turnkey manufacturing. Operating expenses increased from $108,320 for the first quarter of fiscal 1997 to $770,379 for the same period in fiscal 1998. This increase is reflective of the increased volumes inherent in the Acquisition, as well as the issuer's increased depreciation and amortization expenses recognized from assets obtained in the Acquisition. The issuer's significant reliance on debt financing accounts for the increase in interest expense to $414,792 as of

September 30,1997 from $32,947 as of September 30, 1996. As a result of the above conditions, the net loss for the first quarter of fiscal 1998 is ($1,200,550), as compared to ($130,407) for the same period in fiscal 1997.

    Through the first quarter of fiscal year 1998, the issuer expended considerable funds and effort in completing the necessary operational improvements identified during the months following the Acquisition. The issuer's plans for improvement include instituting processes that can streamline operations, and raising additional debt and capital financing. Operating plans include contracting for an outsourced manufacturing resource to allow for active production of the UPS/PLC product line to resume, and allow for a higher volume of production. The issuer is also reassessing its pricing strategies for many of its products. Operating costs are being closely monitored and temporary staffing reductions have been made to reduce operating expenses. In order to address the issuer's financing requirements, the issuer is planning for an infusion of additional bridge financing during 1997, and raising new equity capital in 1998. However, there can be no assurances that the issuer will be able to obtain such additional debt and equity financing, or be successful at streamlining and improving operating results.

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

                           PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

    On December 31, 1996 the principal amount of the Penril Indebtedness described at Part I, Item 2 above was not paid in full, thereby placing the issuer in default. On March 10, 1997 the issuer and Penril executed a forbearance agreement, which required the issuer to make payments of $50,000 per week totaling $200,000 prior to March 21, 1997, a payment of $500,000 on or before April 14, 1997, and a balloon payment equal to the remainder due on or before May 31, 1997. All payments required under the Forbearance Agreement prior to April 29, 1997 were made in full.

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

    As is discussed in more detail in "Liquidity and Capital Resources" above, at the same time as the acquisition the issuer received additional financing of about $6.2 million. As part of the acquisition and financing, the issuer also completed a private placement of debt and equity securities and Common Stock purchase warrants for approximately $1,360,000 to six individuals and a limited partnership. The issuer is in default on the notes for non-payment of interest. Accrued and unpaid interest at September
30, 1997 was approximately $47,650. The investors have not taken any actions to accelerate and demand payment on these obligations.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 27 Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 1997                                  POWER DESIGNS, INC.
      Danbury, Connecticut (Registrant)                      (Registrant)

                                          By:  /s/ Fred G. Basso
                                               ---------------------------------
                                                    Fred G. Basso, President

                                          By:  /s/ Anthony F. Intino II
                                               ---------------------------------
                                                      Anthony F. Intino II,
                                                     Chief Financial Officer