Form 10QSB
period 1997-12-31
POWER DESIGNS INC
filed 1998-06-12
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)




/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 1997.


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______________to ______________.


Commission File No.    0-1921
                    ---------------

                               POWER DESIGNS INC.

------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

         Delaware                                          11-1708714
-------------------------------               --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

14 Commerce Drive, Danbury, Connecticut                             06810
--------------------------------------                       ----------------
(Address of principal executive offices)                          (Zip Code)

                                 (203) 748-7001
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No   X
    -----          ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes         No    X
             -----       -----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,391,493 as of May 14, 1998

Transitional Small Business Issuer Format  (check one):

         Yes         No    X
             -----       -----

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of
            December 31, 1997 and 1996........................................5

            Condensed Consolidated Statement of Operations for
            the three and six months ended December 31, 1997 and 1996.........6

            Condensed Consolidated Statements of Changes
            in Stockholders' Deficit for the three and six months ended
            December 31, 1997 and 1996........................................7

            Condensed Consolidated Statement of Cash Flows for the three and six months ended December 31, 1997 and 1996...................8

            Notes to Condensed Consolidated Financial Statements..............9
 .
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITIONS AND RESULTS OF
            OPERATIONS.......................................................11

PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................14

Signatures...................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                            Decembr 31, 1997 and 1996


                                                                1997            1996
                                                        ------------    ------------

ASSETS
Current assets:
 Accounts receivable                                         270,347       1,100,315
 Inventories                                                 880,679       2,218,330
 Prepaid expenses                                              5,283           5,571
                                                        ------------    ------------

  Total current assets                                     1,156,309       3,324,216
                                                        ------------    ------------

Property and equipment, less accumulated depreciation        764,583         536,092
                                                        ------------    ------------

Other assets:
 Investment in partnership                                    22,041          21,221
 Security deposits                                             1,755           3,855
 Goodwill                                                       --         1,962,724
 Financing fees and organizational costs                        --           256,269
                                                        ------------    ------------

                                                              23,796       2,244,069
                                                        ------------    ------------

                                                        $  1,944,688    $  6,104,377
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS'
                DEFICIT

Current liabilities:
 Seller financing                                       $    990,000    $  2,750,000
 Cash overdraft                                                   13          11,378
 Accounts payable and accrued expenses                     3,149,423       1,454,687
 Notes payable - affiliates                               10,220,586       4,112,986
 Payables related to reorganization,
    including accrued interest                               188,586         143,609
                                                        ------------    ------------

    Total current liabilities                             14,548,608       8,472,660
                                                        ------------    ------------


 Capital lease obligation - less current portion              98,734            --
                                                        ------------    ------------

    Total liabilities                                     14,647,342       8,472,660
                                                        ------------    ------------

Stockholders' deficit
 Preferred stock                                               3,167         264,854
 Common stock                                                    240             240
 Additional paid in capital                                1,382,807         827,732
 Deficit                                                 (14,088,868)     (3,461,111)
                                                        ------------    ------------

    Total stockholders' deficit                          (12,702,654)     (2,368,285)
                                                        ------------    ------------

                                                        $  1,944,688    $  6,104,377
                                                        ============    ============

                               Power Designs, Inc.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1997 and 1996






                                                3 months ended       3 months ended       6 months ended        6 months ended
                                               December 31, 1997    December 31, 1996    December 31, 1997    December 31, 1996

Net Sales                                            $   482,174          $ 1,239,232          $ 1,236,839          $ 1,329,734

Cost of Sales                                          1,830,248              997,556            2,600,293            1,077,198
                                                     -----------          -----------          -----------          -----------

Gross profit                                          (1,348,074)             241,676           (1,363,454)             252,536

Selling, general and admin. expense                    3,854,683            1,326,104            4,625,062            1,434,424
                                                     -----------          -----------          -----------          -----------

Net loss before other income (expense)                (5,202,757)          (1,084,428)          (5,988,516)          (1,181,888)
                                                     -----------          -----------          -----------          -----------

Other income (expense):
  Investment income                                        3,371                  500                3,671                1,500
  Interest expense                                      (536,837)            (216,486)            (951,929)            (250,433)
                                                     -----------          -----------          -----------          -----------

                                                        (533,466)            (215,986)            (948,258)            (248,933)
                                                     -----------          -----------          -----------          -----------

Net loss                                             ($5,736,223)          (1,300,414)         ($6,936,774)         ($1,430,821)
                                                     ===========          ===========          ===========          ===========


Net loss per share                                   ($     2.40)         ($     0.54)         ($     2.90)               (0.60)
                                                     ===========          ===========          ===========          ===========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1997 and 1996



                           Shares        Shares
                          Preferred      Common                                    Additional
                            Stock        Stock          Preferred     Common         Paid In
                         Outstanding     Outstanding      Stock        Stock         Capital       Deficit        Total
                         -----------     -----------      -----        -----         -------       -------        -----


Balance, June 30, 1996             --      2,391,493           --          240   $    820,732   ($ 2,025,464)   ($ 1,204,492)

Net loss                           --           --             --         --             --         (130,407)       (130,407)

Balance, September 30, 1996        --      2,391,493           --          240        820,732     (2,155,871)     (1,334,899)

Dividends accrued                  --           --             --         --             --           (4,826)         (4,826)

Stock issuance                  316,473         --          264,854       --            7,000           --           271,854

Net loss                           --           --             --         --             --       (1,300,414)     (1,300,414)
                             ----------  -----------   ------------   --------   ------------   ------------    ------------

Balance, December 31, 1996      316,473    2,391,493        264,854        240   $    827,732   ($ 3,461,111)   ($ 2,368,285)
                             ==========  ===========   ============   ========   ============   ============    ============


Balance, June 30, 1997          316,689    2,391,493          3,167        240   $  1,382,807   ($ 7,152,094)   ($ 5,765,880)

Net loss                           --           --             --         --             --       (1,200,551)     (1,200,551)

Balance, September 30, 1997     316,689    2,391,493          3,167        240      1,382,807     (8,352,645)     (6,966,431)

Net loss                           --           --             --         --             --       (5,736,223)     (5,736,223)
                             ----------  -----------   ------------   --------   ------------   ------------    ------------

Balance, December 31, 1997      316,689    2,391,493          3,167        240   $  1,382,807   ($14,088,868)   ($12,702,654)
                             ==========  ===========   ============   ========   ============   ============    ============


                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1997 and 1996


                                                   3 months ended     3 months ended    6 months ended   6 months ended
                                                  December 31, 1997 December 31, 1996 December 31, 1997 December 31, 1996


Cash flows from operating activities:
  Net loss                                                ($5,736,223)   ($1,300,414)   ($6,936,774)   ($1,430,821)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                       2,874,736         29,942      3,026,577         30,193
        (Increase) decrease in:
        Accounts receivable                                   271,739       (447,152)       458,794       (484,919)
        Inventories                                         1,147,358       (111,032)     1,011,569       (143,843)
        Prepaid Expenses                                      201,008         (1,119)       163,643         (5,571)
        Other assets                                           80,907          4,007         90,199        (55,993)
     Increase (decrease) in:
        Accounts payable and accrued expenses                 420,656        759,573        626,016        792,743
        Payables related to reorganization                     85,256       (117,922)        86,460       (118,046)
                                                          -----------    -----------    -----------    -----------

Cash flows used in operating activities                      (654,563)    (1,184,117)    (1,473,516)    (1,416,257)
                                                          -----------    -----------    -----------    -----------

Cash flows used in investing activities:
        Purchase of property and equipment                    (91,437)       (36,787)      (203,599)       (36,787)
                                                          -----------    -----------    -----------    -----------

Cash flows from (used in) financing activities:
       Advances from affiliates                               688,393      2,493,211      1,589,100      2,421,960
       Acquisition of Penril net assets                          --       (1,546,558)          --       (1,736,558)
       Principal payments on capital lease obligations           --             --           (9,631)          --
       Principal payments on Seller financing                 (10,000)          --          (10,000)          --
       Increase in Capital Lease (less current portion)        98,734           --           98,734           --
       Cash received from long term financing                    --             --             --          495,178
       Cash received from stock issuance net of
              declared dividends                                 --          267,027           --          267,027
                                                          -----------    -----------    -----------    -----------

Cash flows provided by financing activities                   777,127      1,213,680      1,668,203      1,447,607
                                                          -----------    -----------    -----------    -----------

Net increase (decrease) in cash                                31,127         (7,224)        (8,912)        (5,437)

Cash (overdraft), beginning of period                         (31,140)        (4,153)         8,899         (5,940)
                                                          -----------    -----------    -----------    -----------

Cash (overdraft), end of period                           ($       13)   ($   11,377)   ($       13)   ($   11,377)
                                                          ===========    ===========    ===========    ===========


POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996
------------------------------------------------------------------------------
Note 1.   Basis of Presentation

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

The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended December 31, 1997 and December 31, 1996 include the operations of PDIXF Acquisition Corporation for the periods July 1, 1997 through December 31, 1997 and October 11, 1996 through December 31, 1996 respectively.

Note 2.  Significant Events

During the second quarter of fiscal 1998, the company's losses related to low manufacturing yields, resulted in a negative gross profit for the three months ended December 31, 1997 of ($1,348,074). This decrease in gross margin was largely due to a significant reduction in the value of work in process, finished goods and raw material inventories in the amount of $1,218,512. This reduction in value is the result of a decision by the company to cease manufacturing of its uninterruptible power supply/power line conditioner (UPS/PLC) product line. Manufacturing and engineering issues, which impaired the company's ability to manufacture the product cost effectively, were the cause of numerous product failures. Estimated fair market value for these inventories at December 31, 1997 is zero for UPS/PLC work in process and finished goods, and $100,000 for UPS/PLC raw material.

Selling, general and administrative expenses were $3,854,683 for the three months ended December 31, 1997, inclusive of $2,846,557 for the amortization of Goodwill. No revenue stream related to the production of the UPS/PLC product line was identified at December 31, 1997 and therefore, management determined that goodwill was impaired.

The net profit (loss) for the three months ended December 31, 1997 is ($5,736,223).

In October of 1997 an additional $200,000 in temporary financing was raised, based upon terms similar to the private offering completed in July of 1997 from investors, directors and other affiliates. In December of 1997 an additional $113,000 in temporary financing was also raised, based upon terms similar to the aforementioned.

In November 1997, the stockholders of the Company approved (1) a proposal to authorize the issuance of an additional 10,000,000 shares of Common Stock (2) an additional 4,000,000 shares of Preferred Stock, and (3) a proposed eight-for-one reverse stock split.

Note 3 - Subsequent Events:

On January 22, 1998, the Company and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed voluntary petitions in bankruptcy court under Chapter 11 of the United States Bankruptcy Act. In May 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. No action on the plan has been taken by the court as of this date.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         Current Developments

         During fiscal year 1998, the issuer's manufacturing and engineering departments continued to experience a high level of failures in its uninterruptible power supply and power line conditioner ("UPS/PLC") product lines. The issuer immediately suspended shipments of the new products and initiated efforts to diagnose and resolve the production problems. This effort resulted in the issuer's decision to suspend the production of all UPS/PLC products. Numerous attempts during fiscal years 1997 and 1998, to produce the product at higher volumes revealed that the UPS/PLC product would require significant manufacturing reengineering to achieve sufficient production volumes and acceptable manufacturing yields. Communication with various turnkey contract manufacturers was suspended and UPS/PLC production personnel were furloughed.

         Due to the UPS/PLC production problems, the issuer continued to focus its technical and financial resources on its UPS/PLC product line during the first half of fiscal 1998. Consequently, the issuer experienced delays in the availability of raw material and in the ultimate shipment of its other three product lines. These delays resulted in strained relationships with various customers and distributors.

         Significant financial constraints required the issuer to look for alternative sources of working capital to continue the reengineering of the UPS/PLC product line and to continue with production of its three other product lines. Also at this time, certain measures were taken to reduce operating costs, while alternative sources of working capital were explored. Overhead expenses were minimized and personnel reductions were effected in all departments. Although various offers to sell the three core product lines were entertained, no transaction was completed.

          Unable to raise sufficient new capital to sustain its operations, the issuer terminated the remainder of its workforce on January 6, 1998. On January 15, 1998, Fred G. Basso resigned his position as President of the issuer. On January 22, 1998, the issuer, and its wholly owned subsidiary, PDIXF Acquisition Corporation, filed for bankruptcy protection under Chapter 11 in the district of Connecticut. On January 23, 1998 the issuer reopened for business under new management. A small workforce was recalled, and production of the three core product lines was reestablished.

         In May 1998, the issuer filed a formal plan of reorganization with the Office of the U.S. Trustee


         Liquidity and Capital Resources

                  Throughout the first half of fiscal 1998, the resources and personnel of the issuer continued to be deployed in the investigation and resolution of a number of manufacturing and production problems encountered in the manufacturing of the UPS/PLC product lines. These problems resulted in extremely low manufacturing yields evidenced by the gross profit (loss) at September 30, 1997 of ($15,379), and at December 31, 1997 of ($1,363,454). In
addition, significant operating funds were expended over this same period, resulting in a net profit (loss) for the six months of ($6,936,774).

         In October 1997 an additional $200,000 in interim financing was raised from investors, directors and affiliates of the issuer, on the same terms as the bridge offering completed in July 1997. Also an additional $113,000 in interim financing was raised from a director in December 1997, also on substantially the same terms as the bridge offering noted here.

         In November 1997, the stockholders of the Company approved (1) a proposal to authorize the issuance of an additional 10,000,000 shares of Common Stock (2) an additional 4,000,000 shares of Preferred Stock, and (3) a proposed eight-for-one reverse stock split.

         Pursuant to a court order, the issuer, as debtor-in-possession, has entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. A total of $245,000 is presently outstanding on this loan.

         Similarly, the issuer, pursuant to a court order, has entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 2% or 4% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer.

         The issuer currently has a net stockholders' deficit of approximately $12,700,000, meaning that amounts owed to its creditors, including without limitation Inverness Corporation, exceed the issuer's assets.

         Results of Operations

         Results for the first six months of fiscal 1997 reflect the Acquisition, and therefore represent a substantial change from the figures for the same period in fiscal 1998. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

         Second three months of fiscal 1998 versus second three months of fiscal 1997.

         Net sales decreased to $482,174 for the quarter ended December 31, 1997 as compared with $1,239,232 for the same period in 1996.

         Likewise, gross profit decreased from a profit of $241,676 for the second quarter of fiscal 1997 to a profit (loss) of ($1,348,074) for the current quarter, the result of the low manufacturing yields and a substantial reduction in UPS/PLC inventory value. Cost of Sales increased from $997,556 for the second quarter of fiscal 1997 to $1,830,248 for the same period in fiscal 1998. A substantial portion of the increase, $1,218,512 is due to the inventory adjustment noted. The issuer's growing reliance on debt financing of its deficits accounts for the increase in interest expense to $536,837 as of December 31,1997 from $216,486 as of December 31, 1996. As a result of these conditions, the halting of the primary product line's production and full impairment of Goodwill totaling $2,846,557, the net profit (loss) for the second quarter of fiscal 1998 is ($5,736,223), as compared to ($1,300,414) for the same period in fiscal 1997.

         First three months of fiscal 1998 versus first three months of fiscal 1997.

         Net sales exceeded $750,000 for the quarter ended September 30, 1997 as compared with approximately $90,000 for the same period in 1996.

         However, gross profit (loss) decreased from $10,860 for the first quarter of fiscal 1997 to ($15,379) for the same quarter in fiscal 1998, the result of the low manufacturing yields experienced by the issuer prior to an anticipated conversion to turnkey manufacturing. Operating expenses increased from $108,320 for the first quarter of fiscal 1997 to $770,379 for the same period in fiscal 1998. This increase in expenses is reflective of the greater production and sales volume attributable to the acquisition of the new businesses, as well as the issuer's increased depreciation and amortization expenses recognized from assets obtained in the Acquisition. The issuer's significant reliance on debt financing accounts for the increase in interest expense to $414,792 as of September 30,1997 from $32,947 as of September 30, 1996. As a result of the above conditions, the net profit (loss) for the first quarter of fiscal 1998 is ($1,200,550), as compared to ($130,407) for the same period in fiscal 1997.

         Through the second quarter of fiscal year 1998, the issuer expended considerable funds and effort in attempting to implement the necessary operational improvements needed as a going concern. The issuer's plans for improvement included instituting processes that could streamline operations, and raising additional debt and capital financing. By the end of the second quarter of fiscal 1998, the issuer remained unsuccessful in these efforts, and sought protection under Chapter 11 of the U.S. Bankruptcy Act in January of 1998. It is the intention of the present management of the issuer to concentrate its resources on the production of its remaining three product lines, to reduce operating and occupancy costs where possible, to improve marketing strategies and repair customer relationships, and to replace the debtor-in-possession financing with less costly conventional debt instruments upon confirmation of a plan of reorganization.

However, there can be no assurances that the issuer will be able to obtain such additional debt financing, or be successful at streamlining and improving operating results.

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



                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         Exhibits

              Exhibit 27   Financial Data Schedule

        No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 12, 1998                          POWER DESIGNS, INC.
         Danbury, Connecticut                          (Registrant)



                                              By: /s/ Melvin A. Becker
                                                 ---------------------------
                                                       Melvin A. Becker
                                                       Secretary


                                              By: /s/ Anthony F. Intino II
                                                 ---------------------------
                                                       Anthony F. Intino II
                                                       Chief Financial Officer