Form 10QSB
period 1998-03-31
POWER DESIGNS INC
filed 1998-12-16
CIK 79829

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                              FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________.

Commission File No.   0-1921
                    ----------

                           POWER DESIGNS INC.
------------------------------------------------------------------------
       (Name of Small Business Issuer as specified in its charter)

              Delaware                                11-1708714
     -------------------------------        -------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification
      incorporation or organization)                    Number)

14 Commerce Drive, Danbury, Connecticut                 06810
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

                             (203) 748-7001
------------------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)


------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes                        No   X
         -----                     -----

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

     2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format (check one):

     Yes                        No   X
         -----                     -----

                             POWER DESIGNS, INC.
         FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                   INDEX

                                                                    PAGE NO.
                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
         March 31, 1998 and 1997 ..................................      5

         Condensed Consolidated Statement of Operations for
         the three and nine months ended March 31, 1998 and 1997 ..      6

         Condensed Consolidated Statement of Changes in
         Stockholders' Deficit for the three and nine months
         ended March 31, 1998 and 1997 ............................      7

         Condensed Consolidated Statement of Cash Flows for the
         three and nine months ended March 31, 1998 and 1997.......      8

         Notes to Condensed Consolidated Financial Statements .....      9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS .....................     13

PART II - OTHER INFORMATION

Item 3.  DEFAULTS ON SENIOR SECURITIES ............................     16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................     17

Signatures ........................................................     18

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              POWER DESIGNS, INC.

                    Condensed Consolidated Balance Sheet
                                 (Unaudited)

                            March 31, 1998 and 1997

                                                                        1998            1997
                                                                     ------------    ------------
ASSETS

Current assets:
  Cash                                                                   $18,616       ($121,295)
  Accounts receivable                                                    298,085         989,401
  Inventories                                                            860,367       1,949,898
  Prepaid expenses                                                        16,778          15,740
                                                                     -----------      ----------
    Total current assets                                               1,193,846       2,833,744
                                                                     -----------      ----------
Property and equipment, less accumulated depreciation                    721,089         644,276
                                                                     -----------      ----------
Other assets:
  Investment in partnership                                               22,041          22,041
  Security deposits                                                          -            86,366
  Goodwill                                                                   -         2,832,496
  Financing fees and organizational costs                                    -           320,081
                                                                     -----------      ----------
                                                                         $22,041       3,260,984
                                                                     -----------      ----------
                                                                      $1,936,976      $6,739,004
                                                                     -----------      ----------
                                                                     -----------      ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                  $99,351      $2,722,018
  Note payable - DIP                                                     245,000             -
  Seller financing                                                           -         2,550,000
  Payables related to 1994 reorganization,
    including accrued interest                                               -           134,124
                                                                     -----------      ----------
  Total current liabilities                                              344,351       5,406,142
                                                                     -----------      ----------
Long-term debt:
  Notes payable - affiliates                                                 -         5,294,351
  Liabilities subject to compromise                                   14,765,560             -
                                                                     -----------      ----------
    Total long term debt                                              14,765,560       5,294,351

    Total liabilities                                                 15,109,911      10,700,493
                                                                     -----------      ----------
Stockholders' deficit
  Preferred stock, $.01 par value, 1,000,000 shares authorized;            3,167           3,167
  316,743 shares issued and outstanding at March 31, 1998 and 1997
  Common stock, $.0001 par value, 10,000,000 shares authorized               240             240
  2,391,493 shares issued and outstanding at March 31, 1998
  and 1997
  Additional paid-in capital                                           1,382,807       1,079,229
  Accumulated deficit                                                (14,559,149)     (5,044,125)
                                                                     -----------      ----------
    Total stockholders' deficit                                      (13,172,935)     (3,961,489)
                                                                     -----------      ----------
                                                                      $1,936,976      $6,739,004
                                                                     -----------      ----------
                                                                     -----------      ----------

                            POWER DESIGNS, INC.

               Condensed Consolidated Statement of Operations
                                (Unaudited)

         For The Three and Nine Months Ended March 31, 1998 and 1997

                                                   3 months ended   3 months ended   9 months ended   9 months ended
                                                   March 31, 1998   March 31, 1997   March 31, 1998   March 31, 1997
                                                   --------------   --------------   --------------   --------------
Net Sales                                             $523,907        $1,090,086       $1,760,746       $2,419,820
Cost of Sales                                          434,830         1,080,010        3,035,123        2,157,208
                                                     ---------       -----------      -----------      -----------
Gross profit                                            89,077            10,076       (1,274,377)         262,612

Selling, general and admin. expense                    422,729         1,335,805        5,047,791        2,775,117
                                                     ---------       -----------      -----------      -----------
Net income (loss) before other income (expense)       (333,652)       (1,325,729)      (6,322,168)      (2,512,505)
                                                     ---------       -----------      -----------      -----------
Other income (expense):
  Non-Operating income                                   8,260             1,820           11,931            3,320
  Interest expense                                    (115,889)         (259,042)      (1,067,818)        (509,476)
                                                     ---------       -----------      -----------      -----------
                                                      (107,629)         (257,222)      (1,055,887)        (506,156)
                                                     ---------       -----------      -----------      -----------
Net income (loss) before reorganization items         (441,281)       (1,582,951)      (7,378,055)      (3,018,661)
                                                     ---------       -----------      -----------      -----------

Reorganization items:
  Professional fees                                     25,000               -             25,000              -
  U.S. Trustee Fees                                      4,000               -              4,000              -
                                                     ---------       -----------      -----------      -----------
                                                        29,000               -             29,000              -
Net income (loss)                                    ($470,281)      ($1,582,951)     ($7,407,055)     ($3,018,661)
                                                     ---------       -----------      -----------      -----------
                                                     ---------       -----------      -----------      -----------
Net loss per share                                      ($0.20)           ($0.66)          ($3.10)          ($1.26)
                                                     ---------       -----------      -----------      -----------
                                                     ---------       -----------      -----------      -----------

                             POWER DESIGNS, INC.

                     Condensed Consolidated Statement of
                      Changes in Stockholders' Deficit
                                 (Unaudited)

          For The Three and Nine Months Ended March 31, 1998 and 1997

                                Shares        Shares
                               Preferred      Common                             Additional
                                 Stock         Stock      Preferred    Common      Paid In
                              Outstanding   Outstanding     Stock       Stock      Capital       Deficit         Total
                              -----------   -----------   ---------    ------    ----------    ------------   ------------
Balance, June 30, 1996                0      2,391,493         $0       $240       $820,732     ($2,025,464)   ($1,204,492)
Dividends accrued                     -              -          -          -         (4,826)              -         (4,826)
Stock issuance                  316,743              -      3,167          -        268,687               -        271,854
Net loss                              -              -          -          -              -      (1,435,710)    (1,435,710)
Balance, December 31, 1996      316,743      2,391,493      3,167        240      1,084,593      (3,461,174)    (2,373,174)
Divedends accrued                     -              -          -          -         (5,364)              -         (5,364)
Net loss                              -              -          -          -              -      (1,582,951)    (1,582,951)
                                -------      ---------     ------       ----     ----------    ------------   ------------
Balance, March 31, 1997         316,743      2,391,493     $3,167       $240     $1,079,229     ($5,044,125)   ($3,961,489)
                                -------      ---------     ------       ----     ----------    ------------   ------------
                                -------      ---------     ------       ----     ----------    ------------   ------------

Balance, June 30, 1997          316,743      2,391,493     $3,167       $240     $1,382,807     ($7,152,094)   ($5,765,880)
Net loss                              -              -          -          -              -      (6,936,774)    (6,936,774)
Balance, December 31, 1997      316,743      2,391,493      3,167        240      1,382,807     (14,088,868)   (12,702,654)
Net loss                              -              -          -          -               -       (470,281)      (470,281)
                                -------      ---------     ------       ----     ----------    ------------   ------------
Balance, March 31, 1998         316,743      2,391,493     $3,167       $240     $1,382,807    ($14,559,149)  ($13,172,935)
                                -------      ---------     ------       ----     ----------    ------------   ------------
                                -------      ---------     ------       ----     ----------    ------------   ------------

                          POWER DESIGNS, INC.

             Condensed Consolidated Statement of Cash Flows
                              (Unaudited)

        For The Three and Nine Months Ended March 31, 1998 and 1997

                                                   3 months ended   3 months ended   9 months ended   9 months ended
                                                   March 31, 1998   March 31, 1997   March 31, 1998   March 31, 1997
                                                   --------------   --------------   --------------   --------------
Cash flows from operating activities:
  Net loss                                           ($470,282)      ($1,582,951)     ($7,407,055)     ($3,018,661)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                     43,496           148,956        3,070,072          223,209
      (Increase) decrease in:
      Accounts receivable                              (27,738)          110,914          431,056         (374,005)
      Inventories                                       20,312          (680,340)       1,031,881         (824,183)
      Prepaid Expenses                                 (11,495)          (10,169)         152,148          (15,740)
      Other assets                                       1,754          (186,106)          91,953         (281,270)
    Increase (decrease) in:
      Accounts payable and accrued expenses            357,699         1,267,331          983,715        2,060,074
      Payables related to reorganization                     -            (9,485)          86,460         (127,531)
                                                     ---------       -----------      -----------      -----------
Cash flows used in operating activities                (86,254)         (941,850)      (1,559,770)      (2,358,107)
                                                     ---------       -----------      -----------      -----------
Cash flows used in investing activities:
      Purchase of property and equipment                     -          (144,066)        (203,599)        (180,853)
                                                     ---------       -----------      -----------      -----------
Cash flows from (used in) financing activities:
      Advances from (repayments to) affiliates        (140,117)        1,181,365        1,448,983        3,603,325
      Proceeds from note payable                       245,000                 -          245,000                -
      Acquisition of Penril net assets                       -          (200,000)         (10,000)      (1,936,558)
      Principal payments on capital leases                   -                 -           89,103                -
      Cash received from long term financing                 -                 -                -          495,178
      Cash received from stock issuance net of
        declared dividends                                   -            (5,366)               -          261,660
                                                     ---------       -----------      -----------      -----------
Cash flows provided by financing activities            104,883           975,999        1,773,086        2,423,605
                                                     ---------       -----------      -----------      -----------
Net increase (decrease) in cash                         18,629          (109,917)           9,717         (115,355)

Cash (overdraft), beginning of period                      (13)          (11,378)           8,899           (5,940)
                                                     ---------       -----------      -----------      -----------
Cash (overdraft), end of period                        $18,616         ($121,295)         $18,616        ($121,295)
                                                     ---------       -----------      -----------      -----------
                                                     ---------       -----------      -----------      -----------

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997
----------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Power Designs, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to a going concern. These rules assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company and its wholly-owned subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on January 22, 1998 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Bridgeport District of Connecticut (the "Bankruptcy Court").

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

The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 1998 and March 31, 1997 include the operations of PDIXF Acquisition Corporation for the periods July 1, 1997 through March 31, 1998 and October 11, 1996 through March 31, 1997 respectively.

Certain reclassifications have been made to the prior period's financial statements to conform with classifications used in the current period.

NOTE 2. - PETITION FOR RELIEF UNDER CHAPTER 11

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and reconciled.

The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors continue to review leases and contracts, as well as other operational changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Claims secured against the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's machinery, equipment and accounts receivable.

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable - affiliates                                    $10,219,195 (a)
Accounts payable and accrued expenses                           3,367,779 (b)
Seller financing                                                  990,000 (a)
Payables related to 1994 reorganization including
  accrued interest                                                188,586
                                                              -----------
Total                                                         $14,765,560

(a) Notes payable and seller financing include secured debt, which should be considered, due to various factors, subject to compromise. The Plan of Reorganization filed May 12, 1998, (copy attached) provides for allowed secured claims of $2,400,000 against outstanding secured notes of $9,092,969. As a result of this compromise, the Debtor has discontinued accruing interest on these, as well as other obligations. Contractual interest on those secured obligations amounts to $320,938 in excess of reported expenses. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

(b) The Debtor received approval from the bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages. To date, approximately $30,250 of these arrearages have been liquidated.

NOTE 4.  OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of January 22, 1998 through March 31, 1998.

Cash flows from operating activities:
  Cash received from customers                                  $ 162,441
  Cash paid to suppliers and employees                           (389,384)
  Interest paid                                                    (2,744)
                                                                ---------
    Net cash provided by operating activities before
      reorganization items                                       (229,687)
                                                                ---------
  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                     (25,000)
                                                                ---------
    Net cash (used in) reorganization items                       (25,000)
                                                                ---------
    Net cash provided by (used in) operating activities          (254,687)
                                                                ---------
Cash flows from investing activities:
  Distributions from limited partnership                            1,000
                                                                ---------
  Net cash provided by investing activities                         1,000
                                                                ---------
Cash flows from financing activities:
  Net borrowings under post-petition short-term credit
    facility                                                      448,670
  Principal payments on pre-petition debt                        (174,390)

    Net cash provided by financing activities                     274,280

    Net increase in cash and cash equivalents                      20,593

Cash and cash equivalents
  Beginning                                                        (1,977)
                                                                ---------
  Ending                                                         $ 18,616
                                                                ---------

NOTE 5.  SIGNIFICANT EVENTS

During the third quarter of fiscal 1998, the company's net loss before other income and expense was ($333,652). A significant portion of the loss related to carrying charges for the three-week period prior to the bankruptcy filing. This improvement over the third quarter fiscal 1997 net loss of ($1,325,729) is primarily due to the suspension of the uninterruptible power supply/power line conditioner ("UPS/PLC") product line, improved manufacturing yields, and enhanced product margins. An impairment of long-lived assets recognized in the second quarter of fiscal 1998 resulted in a complete elimination of amortization expense for this third quarter.

Selling, general and administrative expenses were $422,729 for the three months ended March 31, 1998. The net profit (loss) for the three months ended March 31, 1998 is ($470,281).

In January of 1998 pursuant to a court order, the issuer, as debtor-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. A total of $245,000 is presently outstanding on this loan. As of this date the term of the note has expired placing the borrower in default. At this time, no demand for repayment has been received by the Company.

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days.

During the months of April and May of 1998 the Company liquidated $30,250 of its pre-petition labor arrearages. As of this date the only remaining pre-petition labor arrearage is that of certain officers and accrued vacation pay for all former employees that did not return to work. During this time period the Company was in discussions with the U.S. Department of Labor regarding this matter. The Plan of Reorganization addresses the liquidation of the priority portion of these pre-petition liabilities over a period of eight months.

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor are progressing.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Current Developments

     During the last two weeks of December 1997, the Company's employees were furloughed for the holidays. During this time the company was unable to obtain financing to continue operations at the expiration of the holiday furlough. The furlough was extended while the company arranged for the filing of its Chapter 11 proceedings. On January 22, 1998, the Company and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed voluntary petitions in bankruptcy court under Chapter 11 of the United States Bankruptcy Act. On January 26, 1998 the company reopened for business as Debtors in Possession under new management. Since January 26, 1998 the company has been in the sole business of manufacturing its three core product lines: military power supply products, variable autotransformers, and laboratory power supplies.

     During the third quarter of fiscal year 1998 the company experienced manufacturing and shipping delays due to material procurement issues primarily related to the lack of liquidity. Since the initial months following the Filing, the company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers.

     During the third quarter of fiscal year 1998 the company also initiated an effort to relocate from its thirty thousand square foot facility, to a facility one half the size. As of this date it has been determined that a down sizing and subletting of the current facility would be a more practical approach. A local real estate brokerage firm has been retained to sublet the existing facility.

     On May 12, 1998 the Company and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed a Plan of Reorganization with the Office of the U.S. Trustee.

     The Plan is a proposal of PDI and PDIXF to their Creditors and holders of Equity Interests. The Plan is the product of discussions with the Debtors' senior secured creditor, Inverness, which has agreed to support the Plan. The Plan undertakes to resolve all secured claims, administrative claims, priority claims, unsecured claims and equity interests. The Debtors believe that the distributions to be made, pursuant to the terms of this Plan, will produce for Creditors not less than they would receive if the Debtors' cases were converted to cases under Chapter 7 of the Code, the Debtors' assets liquidated and appropriate distributions therein were made as required by the Code.

     A copy of the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation is attached. The Plan is currently the subject of negotiation between the Debtors and various creditor committee constituencies.

     Liquidity and Capital Resources

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

     Similarly, the issuer, pursuant to a court order, has entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the initial six-month term had elapsed and the right to extend the agreement for a period of one year had been exercised. With this renewal the before mentioned agreement has been modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days.

     The issuer currently has a net stockholders' deficit of approximately $13,170,000, meaning that amounts owed to its creditors, including without limitation Inverness Corporation, exceed the issuer's assets.

     The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issue before January 1, 2000. As part of this assessment, significant service providers, vendors, suppliers, and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness.

     The Company has a Year 2000 compliant financial and manufacturing business system at his Connecticut facility. Costs to update other production equipment are not expected to be material to the Company.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of its Year 2000 assessment as scheduled, the possibility of significant interruptions of normal operations should be minimized.

     Results of Operations

     Results for the first nine months of fiscal 1997 reflect the Acquisition, and therefore represent a substantial change from the figures for the same period in fiscal 1998. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

     Third quarter of fiscal 1997 versus third quarter of fiscal 1998.

     Net sales decreased to $523,907 for the quarter ended March 31, 1998 as compared with $1,090,086 for the same period in 1997.

     However, gross profit increased from $10,076 for the third quarter in fiscal 1997 to $89,077 for the same quarter in fiscal 1998. The resulting increase was primarily due to the shift to core product in the third quarter of fiscal 1998. Cost of sales decreased from $1,080,010 for the third quarter of fiscal 1997 to $434,830 for the same period in fiscal 1998. A substantial portion of the increased performance is due to the shift to core product in the latter part of January 1998, resulting in a significant improvement to manufacturing yields and product margins. The bankruptcy filing in January has had a favorable impact on interest expense, allowing the company to service only that portion of the post filing debt attributable to post filing operating activity. Quarterly interest expense decreased from $259,042 as of March 31, 1997 to $115,889 as of March 31, 1998. The halting of the UPS/ PLC product line and simultaneous impairment of Goodwill has eliminated the related amortization, contributing to the reduction in administrative expenses from $1,335,805 for the quarter ending March 31, 1997 as compared to $422,729 for the quarter ending March 31, 1998.

     It is the intention of the present management of the issuer to concentrate its resources on the production of its existing three product lines, to reduce operating and occupancy costs where possible, to improve marketing strategies and further customer relationships, and to replace the debtor-in-possession financing with less costly conventional debt instruments upon confirmation of a plan of reorganization. However, there can be no assurances that the issuer will be able to obtain such additional debt financing, or be successful at streamlining and improving operating results.

     First nine months of fiscal 1997 versus first nine months of fiscal 1998.

     Net sales decreased from $2,419,820 for the nine months ended March 31, 1997 as compared to $1,760,746 for the nine months ended March 31, 1998.

     Likewise, gross profit decreased from a profit of $262,612 for the nine months ended March 31, 1997 to a profit (loss) of ($1,274,377) for the nine months ended March 31, 1998 the result of the low manufacturing yields and a substantial reduction in UPS/PLC inventory value. Cost of Sales increased from $2,157,208 for the period ended

March 31, 1997 to $3,035,123 for the same period in fiscal 1998. A substantial portion of the increase, $1,218,512 is due to the inventory adjustment noted. The issuer's growing reliance on debt financing of its deficits accounts for the increase in interest expense to $1,067,818 as of March 31,1998 from $509,475 as of March 31, 1997. As a result of these conditions, the halting of the primary product line's production and full impairment of Goodwill totaling $2,846,557, the net profit (loss) for the nine months ending March 31, 1998 is ($7,407,055), as compared to ($3,018,661) for the same period in fiscal 1997.

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

                       PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

     As of this date the principal amount of the Venture Partners Ltd., as agent indebtedness described at Part I, Item 2 above was not paid in full, thereby placing the issuer in default. As of this date no demand for repayment has been made and all interest payments are current. There are no renewal negotiations pending.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit      Financial Data Schedule

         Exhibit Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

    (b) The company filed a report on Form 8-K, dated February 9, 1998 reporting the resignation of Fred G. Basso as President, effective January 15, 1998. The same 8-K filing also reports that on January 22, 1998, the issuer and its wholly owned subsidiary, PDIXF Acquisition Corporation, filed voluntary petitions in bankruptcy under Chapter 11 of the United States Bankruptcy Act.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 11, 1998              POWER DESIGNS, INC.
       Danbury, Connecticut           (Registrant)


                                  By: /s/ Melvin A. Becker
                                      ------------------------------
                                          Melvin A. Becker
                                          Secretary

                                  By: /s/ Anthony F. Intino II
                                      ------------------------------
                                          Anthony F. Intino II
                                          Chief Financial Officer