Form 10KSB
period 1998-06-30
POWER DESIGNS INC
filed 1999-09-23
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1998.


/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended__________


Commission File No.                 0-1921

                               POWER DESIGNS INC.
-------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

         Delaware                                        11-1708714
         --------                                        ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)

14 Commerce Drive, Danbury, Connecticut                             06810
---------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

                                 (203) 748-7001
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                                     Name of each exchange on
Title of Each Class                                  which registered
-------------------                                  ------------------------
         None                                                 None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No    X
    -----                      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.______

State issuer's revenues for its most recent fiscal year.  $2,602,387
                                                          ----------

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

         Yes   X    No
             ----     ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding or each of the issuer's classes of common equity, as of the latest practicable date.

     2,391,493 as of November 4, 1997

Transitional Small Business Issuer Format  (check one):

         Yes        No  X
             ----     ----

                    DOCUMENTS INCORPORATED BY REFERENCE
                         Exhibits to Fiscal Year 1995 10-KSB
                         Exhibits to Fiscal Year 1996 10-KSB
                         Exhibits to Fiscal Year 1997 10-KSB

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

         In early 1995, the issuer's shareholders approved a resolution calling for the re-incorporation of the issuer under Delaware law, by merging the issuer into a Delaware corporation also named Power Designs, Inc. This merger was completed on August 8, 1997, upon approval by the New York State Department of State, Division of Corporations.

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

         The principal market for the issuer's products is users or manufacturers who incorporate the products into their equipment. The equipment is used in various industries, as well as organizations conducting scientific research and electro-medical entities. The issuer's customers include private companies, government agencies, and educational institutions, both within and outside of the United States. International sales approximate $439,000 and $192,000 for fiscal years 1997 and 1998 respectively..

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

         In prior fiscal years the issuer had begun efforts to develop a new family of high voltage products and other new products, although development has been retarded by lack of working capital. However, during the second quarter of fiscal year 1997, the issuer's wholly-owned subsidiary, PDIXF Acquisition Corp., purchased the significant assets and assumed certain liabilities of two divisions of Penril DataComm Networks, Inc ("Penril"). The purchased assets comprise a line of uninterruptible power supply/power line conditioners ("UPS/PLC"), an autotransformer business and a military grade switching power supply line.

         An unacceptable level of product failures in the early shipments of the UPS/PLC product line, required the issuer to suspend product distribution and initiate efforts to resolve serious technical and production problems. As a result of the significant operating losses sustained during its attempts to resolve these issues, the issuer ceased operations and filed for relief under Chapter 11 of the United States Bankruptcy Code on January 22, 1998. On January 26, 1998 the issuer reopened for business on a reduced scale and under new management. At this writing, the issuer continues to manufacture its original product line, as well as the autotransformer and military power supply lines purchased in the 1996 acquisition.

         The issuer's primary research and development activities center on the customization and special engineering of its products. Prior development of the UPS/PLC product line in the 1997 fiscal year resulted in a substantial increase to 14.8% of annual revenues or approximately $542,000 devoted to research and development. The continuation of the same project is reflected in the fiscal year 1998 expense of $406,000 or 15.6% of revenues. In like manner, the average number of employees engaged in these efforts was six in 1997 and totaled four in 1998. Total employees at June 30, 1998 number 23.

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

         As described above and in Item 6 - Management's Discussion of Financial Condition and Results of Operations, the issuer has experienced significant financial and operating difficulties.

         BANKRUPTCY PROCEEDINGS

         Due to the significant operating losses sustained prior to the suspension of the UPS/PLC product line, the issuer filed for bankruptcy protection under Chapter 11 on January 22, 1998. A plan of reorganization, outlining the issuer's initial plans to discharge its responsibilities, was filed by the debtor in May of 1998. Ongoing negotiations between the debtor and its various creditor constituencies have resulted in an amended plan of reorganization, expected to be filed by the debtor during fiscal year 2000.

         Pursuant to a previous Chapter 11 filing, a plan of reorganization, under which Venture Partners, Ltd. ("Venture Partners") as agent, supplied capital to the issuer, was confirmed by the bankruptcy court in January 1994.

         Additional information as to the bankruptcy proceedings is found at
Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy Proceedings."

ITEM 2.           PROPERTIES/FACILITIES

         The issuer currently leases 30,000 square feet of office and manufacturing space located at 14 Commerce Drive, Danbury, Connecticut. The issuer moved to the space in October, 1996 as a result of the acquisition of the Penril assets and a consolidation of its operations. The lease expired on February 28, 1998 and was subsequently extended for an additional five year term. Fixed annual rental payments total $186,000. The payments do not include additional charges for real estate taxes and are subject to adjustments.

         On October 9, 1997, the issuer and its lessor executed a letter agreement modifying the required payment dates for minimum rent due through December 31, 1997. Rent for the months of October, November and December 1997 were due on November 15, 1997, December 15, 1997, and December 31, 1997 respectively. Commencing January 1, 1998, all monthly rental payments were due in accordance with the original terms of the lease. On November 15, 1997 the issuer defaulted on the letter agreement for nonpayment of rent. As of this date, the issuer is current on all post-petition payments due under the existing lease agreement. In an effort to control costs, the issuer has determined that a smaller facility would adequately house the current production needs, and has retained a local real estate brokerage firm to sublet the existing facility.

         The issuer formerly leased 6,850 square feet of office and manufacturing space located at 250 Executive Drive, Edgewood, New York. The issuer moved to the space in early 1993 because it was well adapted to its needs and size, and ceased operations in this location during the second quarter of fiscal 1997. The lease expired on February 28, 1998 and provided for fixed annual rental payments, which equal $48,573 for the fiscal year ending June 30, 1997 and $33,238 for the fiscal year ending June 30, 1998. The payments included base year taxes and common area maintenance charges. At expiration, the issuer was in both monetary and non-monetary default of this lease.


ITEM. 3           LEGAL PROCEEDINGS

         In August 1997, a material supplier of the issuer, filed a claim for monies owed for goods and services provided in the amount of $144,281. The parties subsequently negotiated the terms of a forbearance agreement, which called for weekly progress payments of principal and interest at 8%. At this writing the issuer is in default of this forbearance agreement, and the remaining balance has been classified as a prepetition liability subject to compromise.

         In August 1997, an advertising service provider, initiated a collection action for money damages for advertising services performed in the amount of $34,500. The plaintiff subsequently withdrew their complaint.

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

Fiscal years ended
June 30, 1997 and 1998            1997                                1998
----------------------            ----                                ----
                           High              Low               High             Low
                           ----              ----              ----             ----
1st Quarter               $0.50             $0.50             $0.75            $0.75
2nd Quarter                1.75              1.75              0.60             0.60
3rd Quarter                1.50              1.38              0.50             0.15
4th Quarter                0.75              0.75              0.50             0.15


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

ITEM. 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BANKRUPTCY PROCEEDINGS

         During fiscal years 1997 and 1998, the issuer's monetary and non-monetary resources were significantly directed toward the development and production of a new line of uninterruptible power supplies and power line conditioners. Repeated attempts by the issuer to resolve the technical and manufacturing problems persistent in the new product line remained unsuccessful. As a result, the issuer could not generate the sales necessary to meet its existing financial obligations. Employees of the issuer were furloughed in December 1997 and all production operations ceased. On January 15, 1998 Fred G. Basso resigned his position as President of the issuer. On January 22, 1998 the issuer, and its wholly owned subsidiary, PDIXF Acquisition Corporation, filed petitions of relief under Chapter 11 of the United States Bankruptcy Code.

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

         On January 26, 1998 the issuer re-opened for business as Debtor-in-Possession under new management. Since that time, the issuer has been in the sole business of manufacturing its three remaining product lines: military power supply products, variable autotransformers, and laboratory power supplies. A small group of approximately twenty employees were gradually recalled to work. Claims for wage arrearages were paid to those returning employees up to the $4,000 maximum per employee permitted by law.

         On May 12, 1998 the issuer filed a Plan of Reorganization (the "Plan") with the Office of the U.S. Trustee. The plan is a proposal of Power Designs Inc., and PDIXF Acquisition Corporation to their Creditors and holders of Equity Interests. The Plan is the product of discussions with the Debtors' senior secured creditor, Inverness, which has agreed to support the Plan. The Plan undertakes to resolve all secured claims, administrative claims, priority claims, unsecured claims and equity interests. The Debtors believe that the distributions to be made, pursuant to the terms of this Plan, will produce for Creditors not less than they would receive if the Debtors' cases were converted to cases under Chapter 7 of the Code, the Debtors' assets liquidated and appropriate distributions therein were made as required by the Code.

         In summation, the Plan provides for substantive consolidation of the two co-debtors as well as six classes of claims and equity interests, described as follows:

1. Class 1, the allowed secured claims of Inverness Corporation, shall receive a secured note in the amount of $2,100,000 with interest at 10% annually and approximately 577,400 shares of common stock in the reorganized corporation.

2.   Class 2, the allowed claim of Hayes Corporation, shall receive a secured note in the amount of $600,000 with interest at 10% annually and approximately 123,800 shares of common stock in the reorganized corporation.

3. Class 3, the allowed employee priority claims, shall receive the full amount of their allowed employee priority claim in eight equal monthly payments together with interest at 7%.

4. Class 4, the allowed unsecured claims, shall receive approximately 1,298,800 shares of common stock in the reorganized corporation.

5. Class 5, the equity interests in Power Designs, Inc., shall be deemed cancelled as of the effective date of the Plan.

6. Class 6, the equity interests in PDIXF Acquisition Corporation, shall be deemed cancelled as of the effective date of the Plan.

Funding of the payments, required under the Plan, will be made from cash accumulated by the issuer from the petition date to the effective date, the proceeds available under the working capital note, and other sources of commercial financing as may be available at the time of confirmation. Additional information as to the financing arrangements is found at Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and capital resources."

         As filed, the Plan is currently the subject of negotiation between the issuer and various creditor committee constituencies. It is anticipated that an amended plan of reorganization, containing the results of these discussions, will be filed by the issuer during fiscal year 2000.

         CURRENT DEVELOPMENTS

         Subsequent to the end of fiscal 1996, the issuer agreed to purchase the assets of two subsidiaries of Penril DataComm Networks, Inc. (n/k/a Hayes Corporation). That acquisition was consummated on October 11, 1996, and reported on a Form 8-K dated October 28, 1996. Total consideration, which was determined through arms-length negotiations, consisted of $1,694,085 in cash, a $2,750,000 Term Note, a royalty equal to 2% of power protection sales during the period from July 1, 1997 through June 30, 2001, and various assumed liabilities related to the Business, valued at approximately $837,400. After the transaction was completed, the issuer consolidated its managerial and manufacturing operations at the former Penril site in Connecticut. This move was completed on November 5, 1996.

         Contemporaneous with the acquisition, the issuer received additional financing of about $6.4 million. As part of the acquisition and financing, the issuer also created a class of Preferred Stock, $.01 par value, which had been authorized by vote of the shareholders in fiscal year 1995.

         During fiscal years 1997 and 1998, the issuer's manufacturing and engineering efforts were primarily directed toward the development and manufacture of an innovative line of uninterruptible power supply/power line conditioners purchased as part of the Penril acquisition. A considerable investment of the issuer's financial resources was made in material, machinery and personnel. To finance this investment, the issuer raised working capital through a combination of additional, secured revolving debt of approximately $4.7 million and unsecured bridge instruments of approximately $2.3 million. The issuer's inability to resolve the technical problems, which plagued the UPS/PLC product line, resulted in numerous product failures both in the field and in the factory. Consequently product sales fell well below management's original projections, and the issuer suffered significant operating losses during these periods. As a result of these losses, the issuer was unable to meet its current financial obligations, as well as the debt repayments, which were required under the Penril Term Note and other notes.

         In an effort to conserve working capital, the issuer began a series of workforce reductions commencing in the first quarter of fiscal 1998. During December 1997 the remaining employees were furloughed. Fred G. Basso, President of the issuer, resigned his position on January 15, 1998, and the issuer filed petitions of relief under Chapter 11 of the United States Bankruptcy Act on January 22, 1998. Additional information as to the bankruptcy proceedings is found at Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy proceedings."

         On January 26, 1998 the issuer, as Debtors-in-Possession, resumed operations on a limited scale. Pursuant to a court order, the issuer retained The Vantage Partners LLC, a management consulting firm, who, together with Melvin A. Becker, Vice President of Operations, comprise existing senior management. Approximately twenty employees were recalled to work in the production of the three remaining product lines. Since that time, management's efforts have been concentrated in the following areas: restoring customer relationships, streamlining operating costs, improving manufacturing quality and material procurement efficiencies, and re-establishing credit availability with vendors and suppliers.

         In an effort to preserve prior investments made in the proprietary UPS/PLC product technology, the issuer also recalled to work an original member of the engineering staff, who was integral to the development of the technology. This individual was charged by the issuer with the task of examining and redesigning the product to yield one with optimal manufacturing costs, and minimal field product failure. By the end of fiscal year 1998, the products had been examined, findings documented, and a design modification conceptualized. Although it is the intention of management to prepare the technology for a potential development and/or licensing joint venture in the future, there can be no assurances that such a joint venture partner can be located, or that such an endeavor can be profitably consummated.

         To provide working capital during the reorganization period, the issuer, pursuant to court order, entered into two financing agreements with outside parties (see Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and capital resources"). These agreements are collateralized by the accounts receivable and machinery and equipment of the issuer.

         In May of 1998, the issuer filed a Plan of Reorganization with the Office of the U.S. Trustee (see Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy proceedings"). The Plan provides for the cancellation of all existing equity interests, and the issuance of 2,000,000 new common shares to be divided among Inverness Corporation, Hayes Corporation, and the unsecured creditors. Approximately $2.7 million of secured debt is proposed to remain post-confirmation and will bear interest at 10% annually. Employee priority claims will be paid in installments to the limit provided by law. All remaining claims will be deemed unsecured non-priority claims, and their holders will receive a proportionate number of common shares in the reorganized corporation. At this writing, the Plan as filed is the subject of continuing discussions between the debtors and the various creditor representatives. It is anticipated that these discussions will result in an amended plan of reorganization, which will be filed by the debtors in a subsequent period.

         Subsequent to the end of fiscal 1998, the issuer engaged the services of a local real estate broker to locate a smaller facility, suitable for manufacturing the current product offerings. The broker also has been retained to solicit a sublet tenant for the issuer's existing rented facility. In addition to various cost-saving measures, the issuer has likewise retained the services of outside sales consultants and manufacturer's representatives in an effort to expand the customer base and increase product revenue. There are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

         LIQUIDITY AND CAPITAL RESOURCES.

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

         As a result of the UPS/PLC product failures created by the manufacturing problems described above, the issuer experienced significant shortages in working capital. To combat these shortages, the issuer was required to enter into additional loans, which were issued as part of a private placement offering of $100,000 units. These units comprise Bridge Notes ("Bridge Notes") and Common Stock purchase warrants, which commenced on March 21, 1997 and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998 and 40,000 warrants to acquire shares of the issuer's Common Stock for $0.25 per share subject to adjustment. The obligations outstanding of $1,653,500 at June 30, 1998 represent the total amount raised through the offering.

         In addition to the loans described above, the issuer has received two unsecured loans in the aggregate amount of $300,000 payable to two investors, as well as additional unsecured loans in the amount of $313,000 payable to four affiliates on terms similar to those of the Bridge Notes.

         Following the Chapter 11 filing in January of 1998 pursuant to a court order, the issuer, as debtor-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. A total of $245,000 is presently outstanding on this loan. As of this date the term of the note has expired placing the borrower in default. At this time, no demand for repayment has been received by the issuer.

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

         At this writing the issuer has liquidated $78,655 of its pre-petition labor arrearages. As of this date the only remaining pre-petition labor arrearage is that of certain former officers, as well as accrued vacation wages for all former employees that did not return to work. During this time period the issuer was in discussions with the U.S. Department of Labor regarding this matter. The Plan of Reorganization addresses the liquidation of the priority portion of these pre-petition liabilities over a period of eight months.

         The issuer hopes to be able to supply a greater percentage of its working capital needs through improved operating cash flow during the 1999 and 2000 fiscal years. This improved operating cash flow is predicated upon a stabilized core product manufacturing process and increased revenue for fiscal 2000 of which there can be no assurance. Nevertheless, the issuer expects that it will be in need of additional financing in future post Chapter 11 confirmation periods. In an effort to reduce expenses, the issuer is in the process of preparing financial projections for presentation to commercial lenders. It is the intent of management to replace the current debtor-in-possession financing with less costly, conventional financing arrangements.

         At June 30, 1998 the issuer currently has a net stockholders' deficit of approximately $14,400,000, meaning that amounts owed to its creditors exceed the issuer's assets.

         As a result of the issuer's net loss position, no provision has been made for income taxes. Approximately $12,870,000 of net operating loss carryforwards remain available to reduce future federal and state taxable income, which expire in 1999 through 2013. There is no certainty that the issuer will have taxable income during the expiration period in order to realize the benefit of these carryforward amounts. As a result, the issuer has recorded a valuation allowance equal to the entire amount of the related deferred tax asset, as well as all other deferred tax assets. Also changes in ownership, including changes resulting from a Chapter 11 plan confirmation, could result in a limitation in the use of these net operating loss carryforwards.

         The issuer is in the process of implementing and executing a Year 2000 compliance plan with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issue before January 1, 2000. The issuer has assessed their internal processes and systems, and believes that sales, administration, and general operations are substantially Year 2000 compliant. Prior to purchasing any new equipment or software, it is the issuer's policy to ensure that the specifications include Year 2000 compliance.

         As part of this assessment, significant service providers, vendors, suppliers, and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness. The issuer intends to complete this inquiry and assessment of the Year 2000 readiness of the systems and products of these third parties by late 1999. However, due to the need to devote management and financial resources to other operational matters, the issuer has not as yet completed this inquiry and assessment.

         To minimize potential disruptions, the issuer intends to adopt a contingency plan, if deemed necessary, to address any issues raised during the planned assessment in 1999. Because no specific instance of material Year 2000 non-compliance has been discovered to date, the issuer has not adopted a contingency plan to deal with Year 2000 issues.

         Based upon the internal investigation to date, the issuer does not expect the total costs of the Year 2000 review and compliance to have a material adverse effect on the business or financial results. The issuer may have to spend a material amount to develop and implement a contingency plan during 1999, if the issuer finds that a material supplier or other third party upon whom the issuer relies will face business interruptions as a result of Year 2000 issues.

         Based upon the review of the Year 2000 issues to date, the issuer does not anticipate significant interruption of normal internal operations. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the issuer's results of operations, liquidity and financial condition. The issuer believes that, with the completion of its Year 2000 assessment as scheduled, the possibility of significant interruptions of normal operations should be minimized.

         FINANCIAL CONDITION

         The inventory obsolescence and the reduction in shipping levels resulting from the discontinuance of the UPS/PLC production account for many of the substantial changes in assets and liabilities from June 30, 1997 to June 30, 1998. Current assets decreased by approximately 49% over fiscal year 1997 to $1,335,885. This decrease, which is primarily attributable to inventories and accounts receivable, is the direct result of the volume decreases created by the return to core product manufacturing only. There were no material changes in prepaid assets or cash over fiscal year 1997. However, equipment and leasehold improvements decreased from $735,398 to $538,098. This decrease is primarily attributable to a reclassification of certain leased manufacturing equipment to other assets. This equipment was integral in the manufacture of the discontinued products and was removed from service at the time of the Chapter 11 filing. The ultimate disposition of this machinery will be a matter determined at Plan confirmation. Goodwill of $2,867,415 at June 30, 1997 represents the excess of the purchase consideration paid to Penril, over the value of the net assets acquired. During the second quarter of fiscal 1998, management reviewed the future net cash flows related to goodwill, and determined that there is no continuing fair value associated with this asset. As such it is carried at zero value at June 30, 1998.

         Total liabilities increased by 34% to $16,453,843 over fiscal year 1997. $3.5 million of the $4.1 million increase in total liabilities represents additional notes payable, accounts payable and accrued expenses incurred to fund the significant operating losses incurred in the pre-petition period. The remainder of the increase over June 30, 1997 represents those trade payables and accrued liabilities incurred from filing through June 30, 1998, as well as the outstanding balance on the post-petition working capital note of $245,000 and $253,327 of advances under a factoring agreement. Liabilities subject to compromise of $15,675,036 at June 30, 1998 represent those pre-petition claims, which will be impaired under the proposed plan of reorganization. In the case of this issuer, all remaining pre-petition claims have been classified as liabilities subject to compromise.

         Total stockholders' deficit increased by 150% to $14,414,947 over fiscal year 1997. This increase is generated solely by operating losses incurred in the current fiscal year of $8,649,067. Common stock, preferred stock, and additional paid-in capital remain unchanged from June 30, 1997. During fiscal year 1998, 40,000 common stock purchase warrants were issued to certain unsecured investors in conjunction with the execution of various notes payable to those investors. These warrants are exercisable at $0.25 per share. Due to the proposed impairment of all existing equity interests in the issuer, no value has been assigned to these warrants.

         RESULTS OF OPERATIONS

         The issuer's sales during fiscal 1998 decreased by 28% over fiscal year 1997, to $2,602,387 while its gross loss increased by 201% over the same period. The seriously low manufacturing yields, as well as the inventory obsolescence generated by the now-defunct UPS/PLC product line are the key factors inherent in this loss. In like manner product revenues which averaged approximately $300,000 per month in fiscal year 1997, were nearly negligible in the months immediately preceding the Chapter 11 filing. Post-petition sales have averaged approximately $260,000 per month in core product shipments.

         Operating expenses increased by approximately 36%, to $5,370,159 for fiscal year 1998. The significant component in this total is a one-time amortization expense related to the goodwill impairment of $2,870,432. Net of this transaction, operating expenses were $2,499,726 for the year, a decrease from $3,924,927 in fiscal year 1997. This decrease is the result of the major reductions in workforce, overhead, and research and development costs following the Chapter 11 filing in mid-fiscal 1998. The issuer's ever-increasing reliance on debt financing in 1998 over 1997, and thereby accounted for substantial growth in interest expense of 111% over the prior year. Consistent with generally accepted accounting principles, the issuer has continued to accrue unpaid interest on $9.2 million of secured debt in the post-petition period. $406,525 of reorganization items represent legal and court costs associated with the bankruptcy proceeding, as well as a $289,000 write off of the common stock purchase warrants which were issued as part of the Bridge Notes completed in July 1997. As a result of all of the changes described above, the net loss for fiscal 1998 of approximately $8.6 million significantly exceeded the fiscal 1997 net loss of approximately $5.1 million.

         Throughout the second half of fiscal year 1998 and in subsequent periods, the issuer has expended considerable time and effort in repairing and reactivating many customer relationships, which suffered a decline during the months prior to the Chapter

11 filing. The issuer's inability to manufacture a functional UPS/PLC product, as well as the working capital shortages which strangled core product shipments, shifted many customers to search for an alternative supplier of power protection products. Since January 22, 1998 the issuer has been actively interviewing and communicating with prior customers to better assess their product needs, and to institute operational measures to insure on-time delivery of goods. At this writing, new manufacturer representation in the field, redesigned product literature, and internet advertising are all means by which the issuer plans to enhance sales volumes in future periods.

         The most important general economic trend during fiscal year 1998 was the continued strength of the national economy, reflected in significant improvements in the major capital markets. However a growing decline in domestic government spending for defense programs is expected to continue to impact the demand for military grade power supply products. Although it is the intention of the issuer to replace these retiring customers with newly developed industrial and commercial uses for these products, there is no certainty that these objectives will be attained.

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

ITEM 7.           FINANCIAL STATEMENTS

         Attached hereto and made a part of this filing is the audited consolidated balance sheet and related consolidated statements of operations, stockholders' deficit, and cash flows of the issuer for its fiscal years ended June 30, 1998 and June 30, 1997.

         The report of McGladrey & Pullen, LLP, dated May 14, 1999 on the issuer's 1998 consolidated financial statements is attached hereto and made part of this filing.

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

         On March 19, 1997, the issuer's Board of Directors recommended the appointment of McGladrey & Pullen, LLP, of 555 Fifth Avenue, New York, New York as auditors for the issuer for fiscal year 1997. To the issuer's knowledge, at the time of this writing, there were no disagreements that would have been referred to in their report on the issuer's financial statements.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Board of Directors as of June 30, 1998 consisted of six directors. All directors of the issuer presently serve until resignation or until the next annual shareholders' meeting.

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

         FRED G. BASSO. Mr. Basso served as President of the issuer since May 6, 1997 and as a Director of the issuer since June 5, 1997 until his resignation on January 15, 1998. From 1994 to 1997, Mr. Basso served as President and Chief Executive Officer of AFP Transformers, Inc., a manufacturer of transformers, and from 1993 to 1994 as General Manager of Magnetek Electric, Inc., a manufacturer of large power transformers. Mr. Basso also served as President of Schenck Trebel Corporation, a manufacturer of dynamic balancing equipment, from 1986 to 1992. Mr. Basso holds a Master's Degree in Business Administration from New York University and a Bachelor's Degree in Management Engineering from Rensselaer Polytechnic Institute.

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

         SAMUEL F. OCCHIPINTI. Mr. Occhipinti served as a Director of the issuer from April 1994 until his resignation in September 1997. Mr. Occhipinti served as Exective Vice President of EAC Acquisition Corporation, an electronics manufacturer, from December 1996 to May 1997. Mr. Occhipinti served as Chief Financial Officer of I2 Technology, Inc., an electronics manufacturer, from June 1994 to December 1996, and was Chief Financial Officer of Imaging Technology, Inc., an electronics manufacturer, from February 1993 to June 1994. Mr. Occhipinti served as a consultant for Imaging Technology, Inc. from December 1991 to January 1993 and as Chief Financial Officer of AOI Systems, a manufacturer of optical testing systems, from August 1990 to November 1991. Mr. Occhipinti holds a Bachelor's Degree from Boston College.

         PAUL A. MCCULLOUGH. Mr. McCullough served as a Director of the issuer from April 1995 until his resignation in September 1997. Mr. McCullough has served as

President of Madison Asset Management, a financial advisory firm, since August 1995. Mr. McCullough served as Marketing Director for Pension Parameters Inc., a pension administrator, from August 1992 to August 1995, and as Marketing Director for Consolidated Capital Partners, Inc., a financial services company, from June 1985 to August 1992.

         ROBERT R. SPARACINO. Mr. Sparacino was appointed as a Director of the issuer on October 7, 1997. Mr. Sparacino has served as President of Sparacino Associates, a management and venture capital consulting firm specializing in high technology businesses since 1982, as a Director and Vice Chairman of Tristar Corporation since 1992 and as a Director of Concurrent Computer Corporation, a computer equipment manufacturer, from November, 1994 until November, 1997. Additionally, Mr. Sparacino has served in executive management positions with Xerox Corporation and General Motors Corporation. Mr. Sparacino holds a Doctoral Degree in Instrumentation from the Massachusetts Institute of Technology.

         RAYMOND E. JOSLIN. Mr. Joslin was appointed as a Director of the issuer on October 7, 1997. Mr. Joslin currently serves as a Director, and as Vice President and Group Head of the Entertainment & Syndication Group, of Hearst Corporation. Mr. Joslin is also a Founding Director and Co-Chairman of Hearst/ABC Video Services, and serves as a Founding Director and Co-Chairman of each of A&E Networks (which includes the History Channel) and Lifetime Television, which are 75% and 100% owned by Hearst/ABC Video Services, respectively. Mr. Joslin attended the Carnegie Institute of Technology and Harvard Business School and holds a Bachelor's Degree from Trinity College.

         SHANNON LEROY. Mr. LeRoy was appointed as a Director of the issuer on October 7, 1997. Mr. LeRoy currently serves as President of Tennessee Business Investment, Inc., the general partner of Equitas, L.P., a licensed Small Business Investment Company. From 1984 to 1994 Mr. LeRoy served a Senior Vice President of First Union National Bank of Tennessee, where he managed commercial banking. Mr. LeRoy is a Director of HLM Design, Inc., an architectural and engineering firm and Laure Beverage Company, Inc., a consumer beverage company. Mr. LeRoy holds a Bachelor of Arts degree from the University of North Carolina in Chapel Hill.

EXECUTIVE OFFICERS OF THE ISSUER

         As of June 30, 1998 there were no other executive officers, other than the directors identified as such above (see Item 10 - "Executive Compensation").

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned by certain executive officers of the issuer for services in all capacities for the fiscal years ended June 30, 1997 and 1998. No other employee's annual salary and bonus exceeded $100,000 for the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                       SECURITIES
                                                                                                       UNDERLYING
                                                                                                         STOCK
NAME                   YEAR                 PRINCIPAL POSITION                         SALARY ($)        OPTIONS
Melvin A. Becker        1997                Vice President, October 9, 1996-present     100,698                 0
                                            President, Jan 1, 1984-October 9, 1996
                        1996                                                             88,354                 0
                        1995                                                             95,446           121,608

H. Rudolf Zeidler       1997                President, October 9, 1996-May 6, 1997       96,091            73,125

Fred G. Basso           1997                President, May 6, 1997-January 15, 1998      18,847           150,000
                        1998                                                             81,216                 0


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

         On October 9, 1996, the issuer entered into a three-year contract with Mr. Becker, under which he assumed the duties of Vice President for a base salary of $100,000 per annum. Prior to the Chapter 11 filing, Mr. Becker's employment was terminated by the issuer on January 6, 1998. On January 19, 1998 Mr. Becker was rehired by the issuer at an annual salary of $80,000 per year.

         Also on October 9, 1996, the issuer hired a former officer of Constant Power, Inc., H. Rudolf Zeidler, to become President and Chief Executive Officer at $130,000 per annum. Mr. Zeidler was also granted 73,125 stock options, all of which carry an exercise price of $.25 per share and expire in March, 1998. Mr. Zeidler's options are exercisable for a total of 73,125 share of Common Stock through March 6, 1998. In March 1997, the Board of Directors of the issuer elected to exercise its right to terminate Mr. Zeidler's employment agreement with the issuer without cause, pursuant to the terms contained therein. Mr. Zeidler continued to serve as President of the issuer as an employee-at-will until May 6, 1997 when Fred G. Basso assumed the duties of President. On August 19, 1997, the severance terms of Mr. Zeidler's employment agreement, which call for nine months of regular salary and benefits continuation, went into effect. As of June 30, 1998 $55,500 remains in accrued and unpaid salary expense related to Mr. Zeidler. The issuer has classified this an allowed unsecured pre-petition liability.

         Also on October 9, 1996, the issuer hired a former officer of Constant Power, Inc., Phillip H.R. Epps, to become Vice President of Engineering at $111,000 per annum. Mr. Epps was also granted stock options, all of which carry an exercise price of $.25 per share and expire on October 1, 2001. Mr. Epps's options are exercisable for a total of 81,250 shares of Common Stock: 20,313 are exercisable as of October 1, 1997, 28,437 on October 1, 1998 and the remaining 32,500 on October 1, 1999. Prior to the Chapter 11 filing, Mr. Epps's employment was terminated by the issuer on January 9, 1998. Mr. Epps was rehired by the issuer on March 30, 1998 in a non-officer capacity at an annual salary of $78,000 per year. Mr. Epps subsequently resigned his position in Feburary 1999. Pursuant to his contract termination Mr. Epps has an allowed unsecured pre-petition claim against the issuer for $55,500 in severance compensation.

         Fred G. Basso assumed the office of President of the issuer on May 6, 1997. His compensation consists of an annual cash salary of $140,000, and options for the purchase of 150,000 shares of Common Stock at a price of $.875 per share. Of such options 45,000 will become exercisable on April 1, 1998; 45,000 on April 1, 1999 and 60,000 on April 1, 2000. All options shall expire on April 1, 2002. Mr. Basso resigned his position with the issuer on January 15, 1998 prior to the Chapter 11 filing. Subject to the terms of his employment contract, Mr. Basso has an allowed unsecured pre-petition claim against the issuer for $70,000 in severance compensation

         As of June 30, 1998, and subsequent to the end of the fiscal year, none of the above-mentioned options have been exercised.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

                           Number of        % of Total
                           securities       Options/SARs
                           Underlying       Granted to        Exercise
                           Options/SARs     Employees         or Base           Expiration
Name                       Granted (#)      in Fiscal Year    (Price$/Sh)       Date
----                       -----------      --------------    -----------       ----



(a) No stock options were issued during the fiscal year covered by this report

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                              Number of
                                                              Securities        Value of
                                                              Underlying        Unexercised
                                                              Unexercised       In-the-Money
                                                              Options/SARs      Options/SARs
                                                              At FY-End(#)      at FY-End($)

                           Shares Acquired  Value             Exercisable/      Exercisable/
Name                       On Exercise(#)   Realized($)       Unexercisable     Unexercisable
----                       --------------   -----------       -------------     -------------
Melvin A. Becker                    0                0        121,608/0                  $0/$0

H. Rudolf Zeidler                   0                0          73,125/0                 $0/$0

Fred G. Basso(a)                    0                0                   0/0             $0/$0


(a) In accordance with the Employment Agreement executed between the issuer and Fred G. Basso, the options denoted, expired upon the date of employment contract termination.

         The Company has no pension plan covering executives and currently provides no benefits to executives other than life insurance coverage of 100% of annual salary and health insurance.

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

                                                                       AMOUNT AND
                                                                       NATURE OF
                                                                       BENEFICIAL     PERCENT
                           NAME AND ADDRESS OF                         OWNERSHIP         OF
TITLE OF CLASS             BENEFICIAL OWNER                            (SHARES)        CLASS
--------------             ----------------                            --------        -----
Common Stock               Millenia Capital Holdings, LLC(4)           1,072,028         44.8
                           P.O. Drawer 9
                           Kensington, Connecticut 06037

                           Inverness Corporation(5)                    1,297,163(10)     35.2
                           1224 Mill Street, Bldg. A
                           East Berlin, Connecticut 06023

                           Bril Corp.(6)                                 149,468(16)      6.2
                           P.O. Drawer 9
                           Kensington, Connecticut 06037

                           Equitas, L.P.                                 263,189(11)      9.9
                           200 Glen Echo Road
                           Suite 101
                           Nashville, Tennessee 37215

                           Thomas O'Grady(2)                             125,323          5.2

                           David H. Smith II(2)                          125,323          5.2

                           Jeri Fink(2)                                  283,503         11.8

                           Sandra Roth(2)                                146,503          6.1

                           Jonathan D. Betts(2)(7)                     2,518,959         63.7
                                                                       (8)(13)(14)
                                                                       (shared)

                           Fred G. Basso(2)                                    0

                           Melvin A. Becker(2)                           134,871(12)      5.4

                           Gary M. Laskowski (2)(7)                    2,528,859         64.0
                                                                       (9)(13)(14)
                                                                       (shared)

                           All Directors and Executive Officers        2,663,830         65.1
                                    as a Group(15)

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

(15) Each of Millenia, Mr. Betts, Mr. Laskowski, and Mr. Becker (the last three all directors of the issuer), failed once during fiscal year 1996 to make a timely report under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") as to a transaction involving Common Stock owned by it or him. Late reports for them were filed in November of 1996.

(16) Includes 26,291 and 24,700 shares of Common Stock previously owned by Bril and transferred to Gary Laskowski as Trustee for Bril Corp. Profit Sharing Plan and Trust and Gary Laskowski as Trustee for Bril Corp. Money Purchase Plan, respectively, on September 15, 1997.

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

(c) The issuer has entered into an agreement with Venture Partners whereby Venture Partners is paid a minimum of $10,600 per month, plus expenses, for various consulting services provided to the issuer. The issuer is not committed to pay Venture Partners under this agreement for future periods. During the years ended June 30, 1997 and 1998 the issuer incurred approximately $189,000 and $111,000 of expenses under this agreement, and for services provided outside of the agreement.

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

(e) Inverness has also entered into certain Revolving Loan Agreements with the issuer commencing on October 11, 1996 and December 31, 1996, and later amended on

     November 27, 1996, March 20, 1997. The notes under these Agreements provide for 18% annual interest and, as of June 30, 1998, provided for a maximum credit line of $8,000,000, secured by substantially all the assets of the issuer.

     During the year ended June 30, 1997, the issuer paid $100,000 in fees to Inverness in connection with these loan agreements.

(f) The issuer leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. As of June 30, 1998, obligations under these leases were approximately $142,872, and the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively.

(g) From the beginning of fiscal year 1997 through October 11, 1996, the issuer sold its accounts receivable to Inverness at 80% of face value, under an Agreement to Purchase Accounts dated April 27, 1994 and amended June 9, 1995.

(h) The issuer, pursuant to a court order entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. The debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 1998 the term of the note had expired, placing the issuer in default. At this time, no demand for repayment has been received by the issuer.

         During the year ended June 30, 1997, the issuer paid $17,500 to an affiliate of a former director as a finder's fee for obtaining debt financing. Such fees are included in the deferred financing costs in the balance sheet of the issuer at June 30, 1997.

         During the years ended June 30, 1997 and 1998, the issuer advanced $5,000 and $3,500 respectively to Melvin A. Becker, an officer and director of the issuer. This advance is included in accounts receivable in the balance sheet of the issuer, and is to be repaid without interest over a fixed term.



    A COPY OF THIS REPORT ON FORM 10-KSB FOR FISCAL YEAR 1998 MAY BE OBTAINED
               FREE OF CHARGE BY SENDING A REQUEST IN WRITING TO:

                                INVESTOR RELATIONS
                                POWER DESIGNS, INC.
                                14 COMMERCE DRIVE
                                DANBURY, CT 06810

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)      EXHIBIT INDEX

--------------------------------------------------------------------------------------------------------------
                                                                                                 Page in
                                                                                                 Consecutively
Exhibit                                                                               Page       Numbered copy
--------------------------------------------------------------------------------------------------------------
(3)(I)   CERTIFICATE OF INCORPORATION
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  3(I) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1995)

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

(xi)     Third Amendment Agreement to
         Revolving Loan Agreement
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(XI) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1996)


(xii)    Fourth Amendment Agreement to
         Revolving Loan Agreement
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(XII) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1996)

(xiii)   Fifth Amendment Agreement to
         Revolving Loan Agreement
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(XIII) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1996)

(xiv)    Settlement Agreement among Theodore
         D. Moskowitz, Esq., Cycle Transformer
             Corp., Power Designs Inc., et al.
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(XIV) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1996)

(xv)     Plan of Reorganization for Power Designs, Inc. and PDIXF
         Acquisition Corporation
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(XV) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1998)


(B)                              REPORTS ON FORM 8-K


         On February 9, 1998, the issuer filed a Form 8-K with the Securities and Exchange Commission reporting the following items:

         Item 5. Other Events - This item denotes the resignation of Fred G. Basso as President of the issuer. This item also denotes that effective January 22, 1998, the issuer and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed voluntary petitions in bankruptcy under Chapter 11 of the United States Bankruptcy Act.

         No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 13, 1999                     POWER DESIGNS, INC.
         Danbury, Connecticut                   (Registrant)




                                             By: /s/ Anthony F. Intino II
                                                 -------------------------------
                                                      Anthony F. Intino II,
                                                      Chief Financial Officer




                                             By: /s/ Jonathan D. Betts
                                                 -------------------------------
                                                      Jonathan D. Betts,
                                                      Chairman of the Board




                                             By: /s/ Melvin A. Becker
                                                 -------------------------------
                                                      Melvin A. Becker,
                                                      Director




                                             By: /s/ Gary M. Laskowski
                                                 -------------------------------
                                                      Gary M. Laskowski,
                                                      Director





                                             By: /s/ Robert R. Sparacino
                                                 -------------------------------
                                                      Robert R. Sparacino,
                                                      Director

                                             By: /s/ Raymond E. Joslin
                                                 -------------------------------
                                                      Raymond E. Joslin,
                                                      Director




                                             By: /s/ Shannon LeRoy
                                                 -------------------------------
                                                      Shannon LeRoy,
                                                      Director

                       POWER DESIGNS, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                  JUNE 30, 1998

                                    CONTENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                               F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
   Consolidated balance sheets                                             F-3
   Consolidated statements of operations                                   F-4
   Consolidated statements of stockholders' deficit                        F-5
   Consolidated statements of cash flows                                   F-6
   Notes to consolidated financial statements                              F-8
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Power Designs, Inc. and Subsidiary
Danbury, Connecticut


We have audited the accompanying consolidated balance sheets of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company and its Subsidiary filed for reorganization under Chapter 11 of the United States Bankruptcy Code in January 1998. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The eventual outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations and on January 22, 1998, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the

Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.




New Haven, Connecticut
May 14, 1999

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                          1998            1997
                                                                                    --------------------------------
ASSETS (Note 10)

Current Assets
   Cash                                                                             $        41,362 $         8,899
   Accounts receivable, less allowance for doubtful accounts
      of  $21,625 in 1998; $290,000 in 1997                                                 493,595         729,141
   Inventories (Note 5)                                                                     766,438       1,892,247
   Prepaid expenses                                                                          34,490           1,523
                                                                                    --------------------------------
              TOTAL CURRENT ASSETS                                                        1,335,885       2,631,810
                                                                                    --------------------------------




Equipment and Leasehold Improvements, net (Note 6)                                          538,098         735,398
                                                                                    --------------------------------







Other Assets
   Goodwill, less accumulated amortization of $3,020,447 in 1998;
      $150,015 in 1997 (Note 2)                                                                  --       2,867,415
   Deferred financing costs                                                                      --         190,535
   Other assets                                                                             164,913          75,612
                                                                                    --------------------------------
                                                                                            164,913       3,133,562
                                                                                    --------------------------------

              TOTAL ASSETS                                                          $     2,038,896 $     6,500,770
                                                                                    --------------------------------
                                                                                    --------------------------------



See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------


                                                                                         1998             1997
                                                                                  ----------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Notes payable (Note 10):
      Debtor in possession facility                                               $        245,000               --
      Affiliated companies                                                                      --        5,879,571
      Preferred shareholders                                                                    --        1,087,415
      Seller of assets acquired (Note 3)                                                        --        1,000,000
      Others                                                                                    --        1,664,500
   Current portion of capital lease obligations (Note 8)                                        --           38,950
   Advances under factoring agreement                                                      253,327               --
   Accounts payable                                                                         91,503        1,613,015
   Accrued expenses                                                                        184,950          413,794
   Accrued interest                                                                          4,027          152,597
   Accrued warranty expenses                                                                    --          275,000
   Payables related to reorganization including accrued
      interest (Note 9)                                                                         --          102,126
                                                                                  ----------------------------------
              TOTAL CURRENT LIABILITIES                                                    778,807       12,226,968
                                                                                  ----------------------------------

Long-Term Liabilities
   Capital Lease Obligations, less current portion                                              --           39,682
   Liabilities subject to compromise (Note 12)                                          15,675,036               --
                                                                                  ----------------------------------
                                                                                        15,675,036           39,682
                                                                                  ----------------------------------

              TOTAL LIABILITIES                                                         16,453,843       12,266,650
                                                                                  ----------------------------------

Commitments and Contingencies (Notes 3, 8, 14, 15, 16 and 17)

Stockholders' Deficit
   Common stock, $.0001 par value, 10,000,000 shares authorized, 2,391,493 shares issued and outstanding at June 30, 1998
      and 1997 (Notes 10 and  14)                                                              240              240
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
      316,743 shares issued and outstanding at June 30, 1998
       and 1997 (Notes 10 and 14)                                                            3,167            3,167
   Additional paid-in capital (Note 14)                                                  1,382,807        1,382,807
   Accumulated deficit                                                                (15,801,161)      (7,152,094)
                                                                                  ----------------------------------
              TOTAL STOCKHOLDERS' DEFICIT                                             (14,414,947)      (5,765,880)
                                                                                  ----------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      2,038,896  $     6,500,770
                                                                                  ----------------------------------
                                                                                  ----------------------------------


POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                        1998             1997
                                                                                  ----------------------------------
Net Sales                                                                         $      2,602,387  $     3,622,236

Cost of Sales                                                                            3,706,823        3,988,374
                                                                                  ----------------------------------

              GROSS LOSS                                                               (1,104,436)        (366,138)
                                                                                  ----------------------------------

Operating Expenses
   Selling, general and administrative expenses                                          1,843,028        3,111,596
   Research and development                                                                406,260          542,198
   Depreciation and amortization                                                         3,120,871          271,133
                                                                                  ----------------------------------
                                                                                         5,370,159        3,924,927
                                                                                  ----------------------------------

              NET LOSS BEFORE OTHER INCOME (EXPENSE) AND
                 REORGANIZATION ITEMS                                                  (6,474,595)      (4,291,065)

Other Income (Expense)
   Investment income                                                                         2,438            5,136
   Interest expense (contractual interest 1998 $1,860,585) (Note 18)                   (1,770,385)        (840,701)
                                                                                  ----------------------------------
              OTHER EXPENSE                                                            (1,767,947)        (835,565)
                                                                                  ----------------------------------

              NET LOSS BEFORE REORGANIZATION ITEMS                                     (8,242,542)      (5,126,630)

Reorganization Items (Note 13)                                                             406,525              --
                                                                                  ----------------------------------

              NET LOSS                                                            $    (8,649,067)  $   (5,126,630)
                                                                                  ----------------------------------
                                                                                  ----------------------------------

Weighted average number of common shares outstanding                              $      2,391,493  $     2,391,493
                                                                                  ----------------------------------
                                                                                  ----------------------------------

Net loss per common share                                                         $         (3.62)  $        (2.14)
                                                                                  ----------------------------------
                                                                                  ----------------------------------



See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


                                             Common Stock           Preferred Stock
                                         ---------------------------------------------------------------------------
                                                                                         Additional
                                           Shares      Par         Shares      Par        Paid-In     Accumulated
                                           Issued     Value        Issued     Value       Capital       Deficit
                                         ---------------------------------------------------------------------------
Balance, June 30, 1996                    2,391,493   $ 240      $     --   $    --    $   820,732    $ (2,025,464)

   Issuance of preferred stock                   --      --       316,743     3,167        268,687              --

   Issuance of common stock warrants             --      --            --        --        309,000              --

   Dividends on preferred stock                  --      --            --        --       (15,612)              --

   Net loss                                      --      --            --        --            --       (5,126,630)
                                         ---------------------------------------------------------------------------

Balance, June 30, 1997                    2,391,493     240       316,743     3,167     1,382,807       (7,152,094)

   Net loss                                      --      --            --        --            --       (8,649,067)
                                         ---------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                    2,391,493   $ 240       316,743   $ 3,167    $1,382,807     $(15,801,161)
                                         ---------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                          1998            1997
                                                                                     -------------------------------
Cash Flows From Operating Activities
   Net loss                                                                           $  (8,649,067)  $ (5,126,630)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         3,252,781        356,533
     Provision for bad debts                                                                 125,539        262,268
     Fees paid through issuance of common stock warrants                                          --         20,000
     Reorganization items                                                                    406,525             --
     Changes in operating assets and liabilities, net of assets acquired in business combination:
          Decrease (increase) in accounts receivable                                         110,007       (376,014)
          Decrease (increase) in inventories                                               1,125,809       (316,533)
          Increase in prepaid expenses                                                       (32,967)        (1,523)
          Decrease in acquisition deposit                                                         --        190,000
          Decrease (increase) in other assets                                                 53,571        (42,204)
          Increase in accounts payable and accrued expenses                                1,704,864      1,442,532
          Increase (decrease) in payables related to reorganization                           86,461       (159,529)
                                                                                     -------------------------------
              NET CASH USED IN OPERATING ACTIVITIES BEFORE
                 REORGANIZATION ITEMS                                                     (1,816,477)    (3,751,100)
                                                                                     -------------------------------

   Reorganization items
     Reorganization items paid                                                                (8,621)            --
                                                                                     -------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                                       (1,825,098)    (3,751,100)

Cash Flows From Investing Activities
     Purchase of property and equipment                                                      (29,992)      (222,397)
     Payments related to assets acquired                                                          --     (1,946,559)
                                                                                     -------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                          (29,992)    (2,168,956)
                                                                                     -------------------------------

Cash Flows From Financing Activities
   Proceeds from sale of preferred stock                                                          --        264,854
   Proceeds from sale of common stock warrants                                                    --        296,000
   Payment of preferred stock dividends                                                           --        (15,612)
   Payment of deferred financing costs                                                       (25,000)      (294,791)
   Net decrease in advances from affiliates                                                       --        (71,251)
   Principal payments on capital lease obligations                                           (24,756)        (7,134)
   Net increase in revolving loans payable                                                 1,178,912      5,002,544
   Proceeds from notes payable                                                               578,000      2,794,845
   Principal payments on notes payable                                                       (72,930)    (2,040,500)
   Advances under factoring agreement                                                        253,327             --
                                                                                     -------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,887,553      5,928,955
                                                                                     -------------------------------


              NET INCREASE IN CASH                                                            32,463          8,899

Cash and cash equivalents, beginning of  year                                                  8,899             --
                                                                                     -------------------------------

Cash and cash equivalents, end of year                                                $       41,362  $       8,899
                                                                                     -------------------------------
                                                                                     -------------------------------


POWER DESIGNS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                          1998            1997
                                                                                     -------------------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                                         $      820,244  $     720,677
                                                                                     -------------------------------
                                                                                     -------------------------------
   Cash payments for income taxes                                                     $          639  $         976
                                                                                     -------------------------------
                                                                                     -------------------------------

Supplemental Schedule of Noncash Investing and Financing Activities
   Capital lease obligations incurred for equipment                                   $       88,996  $      85,766
                                                                                     -------------------------------
                                                                                     -------------------------------

   Note payable issued in business combination                                        $           --  $   2,750,000
                                                                                     -------------------------------
                                                                                     -------------------------------

   Reclassification of idle equipment                                                 $      142,872  $          --
                                                                                     -------------------------------
                                                                                     -------------------------------



See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

Note 1.  CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

On January 22, 1998, Power Designs, Inc. and Subsidiary (the "Debtors" or the "Company") filed voluntary petitions (the "Filing") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the Bridgeport District of Connecticut (the "Bankruptcy Court").

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed June 8, 1998 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not determinable. In May 1998, the Debtor filed a plan of reorganization with the Bankruptcy Court. The consummation of this plan for the Company will require the requisite vote of impaired creditors under the Code and confirmation of the plan by the court.

The United States Trustee for the Bridgeport District of Connecticut has appointed Official Committees ("Committees") of Unsecured Creditors and Equity Security Holders for the Chapter 11 case. The role of the Committees includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter 11 case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of their business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 case. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors continue to review leases and contracts, as well as other operational changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Claims secured against the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


the Debtors' machinery, equipment and accounts receivable.

The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

Note 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company designs, develops, manufactures and markets a line of industrial and military-grade uninterruptible power supply/power line conditioning ("UPS/PLC") products and other power supply regulating products. The Company's products protect industrial-grade process equipment, military communications equipment, computers, engineering and computer assisted design workstations, file servers and other local area network components, medical instruments and other electronically sensitive devices from damage to systems or data resulting from electrical power disturbances and/or outages. The Company's principal product until January 22, 1998 was an innovative, proprietary UPS/PLC product capable of servicing widely divergent power supply sources worldwide. The Company's principal products now include variable auto transformers, switching and linear power supplies for use in military and laboratory applications, and regulated linear direct current power supplies. These products are used by industry, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear, biological, and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Power Designs, Inc. and its wholly-owned subsidiary, PDIXF Acquisition Corp. ("PDIXF"). PDIXF was organized on April 9, 1996 for the purpose of acquiring two divisions of Penril DataComm Networks (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

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

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill and debt issuance costs. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and was being amortized on a straight-line basis over 15 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates goodwill to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company will determine a potential impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

During the second quarter of 1998, management of the Company reviewed this intangible asset and wrote off the balance as there is currently estimated to be no continuing fair value associated with the intangible asset. Amortization in the amount of $2,870,432 was charged against operations for the year ended June 30, 1998.

OTHER ASSETS

Other assets consist primarily of equipment that was taken out of service and idle at June 30, 1998. This equipment is being leased under capital leases with Inverness (See Note 8).

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

ESTIMATED WARRANTY EXPENSES

The Company sells its products with a warranty that provides for repairs or replacements of any defective parts for periods up to two years after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.

DEFERRED TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options and warrants, outstanding and which trade in a public market. The Company now presents basic earnings (loss) per share and diluted earnings (loss) per share in its consolidated statements of operations. Basic earnings (loss) per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

The Company has initially applied SFAS No. 128 for the year ended June 30, 1998 and as required by SFAS No. 128, has restated all per share information for the prior year to conform with the June 30, 1998 presentation.

For the periods presented, there were no items which changed the net loss as presented in the consolidated statements of operations and the amounts used to compute basic and diluted loss per share. For the years ended June 30, 1998 and 1997, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

Note 3.  BUSINESS COMBINATION

On October 11, 1996, the Company, through PDIXF, purchased the assets of two divisions, Technipower, Inc. and Constant Power, Inc., from Penril DataComm Networks, Inc (the "Asset Purchase"). In conjunction with the Asset Purchase, the Company moved its main operating facilities from New York to Connecticut, which is where the acquired divisions were located.

A summary of the purchase payments in connection with the acquisition follows:

          Cash paid to seller at closing                        $     1,694,085
          Note payable to seller                                      2,750,000
          Direct acquisition costs                                      252,474
                                                                ----------------
                                                                $     4,696,559
                                                                ----------------
                                                                ----------------


Direct acquisitions costs include $147,950 paid to Venture Partners, Ltd. ("Venture Partners"), a significant stockholder and a company affiliated with directors.

The Asset Purchase Agreement provides that a portion of the purchase price would be paid in the form of a royalty, computed as 2% of quarterly sales of certain products, from July 1, 1997 to June 30, 2001. Because of the uncertainty related to the determination of such future sales, no amount has been recorded in the financial statements relating to this contingent portion of the purchase price.

A summary of the assets acquired in connection with the acquisition of the divisions is as follows:

          Working capital                                       $     1,154,129
          Goodwill allocated                                          3,017,430
          Machinery and equipment                                       525,000
                                                                ----------------
                                                                $     4,696,559
                                                                ----------------
                                                                ----------------


The statement of operations for the year ended June 30, 1997 only includes operations for these divisions from October 11, 1996 to June 30, 1997.

Unaudited pro forma consolidated results of operations for the year ended June 30, 1997, as though the division had been acquired at July 1, 1996, are as follows:

                                                              1997
                                                       -----------------
          Sales                                        $      4,882,000
          Net loss                                     $    (7,075,000)
          Net loss per common share                    $         (2.96)

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, additional interest expense, and certain production and general and administrative costs.

Note 4.  DEPENDENCE ON SUPPLIERS

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

Note 5.  INVENTORIES

At June 30, 1998 and 1997, inventories consisted of the following:


                                                               1998             1997
                                                         -----------------------------------
                Raw materials                             $       780,131  $      1,503,127
                Work in process                                   142,284           484,527
                Finished goods                                     24,023           110,593
                Allowance for slow-moving and
                   obsolete inventory                            (180,000)         (206,000)
                                                         -----------------------------------
                                                          $       766,438  $      1,892,247
                                                         -----------------------------------
                                                         -----------------------------------



Note 6.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At June 30, 1998 and 1997, equipment and leasehold improvements consisted of the following:


                                                                           1998            1997
                                                                     --------------------------------
                Leasehold improvements                                $        92,610  $      91,614
                Machinery and equipment                                       721,460        739,759
                Furniture and fixtures                                          6,720          6,720
                                                                     --------------------------------
                                                                              820,790        838,093
                Less accumulated depreciation                                 282,692        102,695
                                                                     --------------------------------

                                                                      $       538,098  $     735,398
                                                                     --------------------------------
                                                                     --------------------------------


POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

As of June 30, 1998, the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

Note 7.  INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997, are presented below:


                                                                            1998              1997
                                                                     ------------------------------------
                Deferred tax assets:
                   Net operating loss carryforwards                   $       4,902,500  $     1,646,600
                   Allowance for doubtful accounts                                8,700          118,300
                   Inventory                                                                     634,000
                   Warranty accrual                                              80,800          112,200
                   Other accruals                                                23,500           33,300
                                                                     ------------------------------------

                Gross deferred tax assets                                     5,015,500        2,544,400

                Less valuation allowance                                      4,912,000        2,524,700
                                                                     ------------------------------------

                Net deferred tax assets                                         103,500           19,700


                Deferred Tax Liabilities:
                   Property and equipment                                       (19,100)         (19,700)
                   Inventory                                                    (84,400)              --
                                                                     ------------------------------------

                                                                      $              --  $            --
                                                                     ------------------------------------
                                                                     ------------------------------------



For the years ended June 30, 1998 and 1997, tax benefits recognized for net operating losses incurred were offset by equal increases to the valuation allowance for deferred taxes, resulting in no income tax expense or benefit reflected on the Statement of Operations.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

As of June 30, 1998, the Company had net operating loss carryforwards of approximately $12,870,000 available to reduce future federal and state taxable income, which expire as follows:


                     Expiration                              Amount
                   ----------------                     -----------------
                        1999                            $         10,000
                        2000                                      10,000
                        2001                                      10,000
                        2002                                      10,000
                        2003                                      10,000
                        2004                                      10,000
                        2005                                      10,000
                        2006                                      10,000
                        2007                                      10,000
                        2008                                      10,000
                        2009                                      55,000
                        2010                                     529,000
                        2011                                     549,000
                        2012                                   3,000,000
                        2013                                   8,637,000
                                                        -----------------
                                                        $     12,870,000
                                                        -----------------
                                                        -----------------



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

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

Future minimum lease payments under capital and operating leases are as follows:


                                                                             Capital         Operating
               Period Ending June 30,                                         Leases          Leases
               ----------------------                                     -------------------------------
               1999                                                       $      189,749   $     186,600
               2000                                                               20,701         186,600
               2001                                                                   --         186,600
               2002                                                                   --         186,600
               2003                                                                   --         124,400
                                                                          ---------------  --------------
                          TOTAL MINIMUM LEASE PAYMENTS                    $      210,450   $     870,800
                                                                                           --------------


               Less:  amount representing interest (58%)                          67,578
                                                                          ---------------
                          PRESENT VALUE OF MINIMUM
                          LEASE PAYMENTS                                  $      142,872
                                                                          ---------------
                                                                          ---------------



Obligations under capital leases have been classified as liabilities subject to compromise at June 30, 1998.

Total rent expense charged to operations under operating leases was approximately $208,000 and $207,000 for the years ended June 30, 1998 and 1997, respectively.

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

The amounts due to these unsecured creditors, as well as other amounts due to various taxing authorities, are due and payable with interest, at June 30, 1998 and 1997, as follows:

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                          1998          1997
                                                                     -----------------------------
                Class VI creditors (former unsecured
                   creditors)                                         $      10,960  $     10,960

                Class V creditors (taxing authorities and
                   union fees)                                              177,626        91,166
                                                                     -----------------------------
                                                                      $     188,586  $    102,126
                                                                     -----------------------------
                                                                     -----------------------------




At June 30, 1998 and 1997, the Company was in default due to its failing to make all appropriate payments as required by the bankruptcy court. As a result, the amounts at June 30, 1997 are shown as current liabilities in the consolidated balance sheet. At June 30, 1998, the amounts are shown as liabilities subject to compromise in the consolidated balance sheet.

Note 10. NOTES PAYABLE


                                                                                       1998            1997
                                                                                 ---------------------------------
      Demand note payable to Inverness, interest payable
          monthly at 18%, secured by certain equipment.                          $             --  $       42,930

      Revolving loans payable to Inverness due upon demand, interest payable monthly at 18%, secured by substantially all assets of the
         Company.                                                                       7,015,553       5,836,641

      Term note payable to seller of divisions acquired in September 1996 (see
         Note 3), due July 31, 1997, interest payable monthly at the prime rate plus 2% (10.5% at June 30,1997), secured by all outstanding PDIXF stock, and substantially all assets of
         the Company.                                                                     990,000       1,000,000

      Term notes, subordinated to Inverness notes, payable to preferred stockholders, due October 31, 2001, interest payable quarterly at 8%, secured by
         substantially all assets of the Company.                                       1,087,415       1,087,415

      Unsecured bridge loans, subordinated to Inverness notes, payable to various third parties, principal and accrued interest at 10% due no later than July 31, 1998. Effective interest rate of 12.1% based on maturity date of
         July 31, 1998.                                                                 1,653,500       1,364,500



POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------



      Unsecured short term loans payable, due March 31, 1998,
         interest at 10%                                                                  300,000         300,000

      Unsecured short term notes, subordinated to Inverness Notes,
         due no later than April 30, 1998, interest at 10%                                313,000            --

      Debtor in possession facility, interest payable monthly at
         20%, secured by substantially all assets of the Company.                         245,000            --
                                                                                 ---------------------------------
                                                                                       11,604,468       9,631,486

      Notes payable reclassified as liabilities subject to compromise                  11,359,468            --
                                                                                 ---------------------------------
                                                                                 $        245,000  $    9,631,486
                                                                                 ---------------------------------
                                                                                 ---------------------------------


POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

REVOLVING LOANS PAYABLE

In conjunction with the Asset Purchase and to provide working capital to the Company, the Company entered into a series of agreements with Inverness Corporation, which provided for total borrowings of up to $8,000,000.

The Company is in violation of certain covenants contained in the loan agreements. These loans have been classified as liabilities subject to compromise

During the year ended June 30, 1997, the Company paid $100,000 of fees to Inverness in connection with these loan agreements.

TERM NOTE PAYABLE TO SELLER

The obligation to Penril Datacomm Networks (now known as Hayes Corporation) (the "Seller") incurred in conjunction with the Asset Purchase (see Note 3) was initially due in full on December 31, 1996, however the Company was unable to pay the obligation in full at that time. The Company subsequently entered into a series of forbearance agreements with the Seller, however, on July 31, 1997, the Company was unable to make the payments required and the Company is now in violation of the forbearance agreement. The note has been classified as liabilities subject to compromise.

TERM NOTES

These notes were issued to various investors in conjunction with the private placement sale of these notes, the Company's preferred stock and common stock purchase warrants (see Note 14). At June 30, 1998 and 1997, the Company was in violation of certain covenants contained in the related loan agreements. These notes have been classified as liabilities subject to compromise.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

UNSECURED BRIDGE LOANS

These loans were issued as part of a private placement offering of $100,000 units comprised of these notes and common stock purchase warrants, which commenced on March 21, 1997, and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998, and 40,000 warrants to acquire shares of the Company's common stock for $.25 per share. The obligations outstanding of $1,364,500 at June 30, 1997 represent the total amount raised through the offering of $1,653,500, less $289,000 allocated to the warrants and recorded as additional paid in capital. During the third quarter of 1998, management wrote off the $289,000 allocated to these warrants as there is currently estimated to be no continuing fair value associated with the warrants. The obligations outstanding of $1,653,500 at June 30, 1998 have been classified as liabilities subject to compromise.

UNSECURED SHORT TERM NOTES

These notes were issued to various investors. For each note issued, the lender received a specified number of warrants to acquire shares of the Company stock for $.25 per share. At June 30, 1998, there was no fair value associated with these warrants, thus no amount was allocated to the warrants.

DEBTOR IN POSSESSION FACILITY

In January 1998, pursuant to a court order, the Company, as debtor-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 1998, $245,000 was outstanding under this loan agreement. As of this date, the term of the note has expired placing the Company in default. At this time, no demand for repayment has been received by the Company.

Note 11. FACTORING AND LOAN AGREEMENT

In March 1998, the Company, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold with recourse to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September 1998, this agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

an additional 1% for each additional 15 days outstanding to a maximum of 90 days, and an annual interest rate of prime plus 2.5% on the outstanding amount advanced.

Note 12. LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

Liabilities subject to compromise are as follows:


                                                                                             1998
                                                                                       -----------------
             Accounts payable, trade                                                    $     2,344,828
             Accrued expenses                                                                 1,639,282(1)
             Obligations under capital leases                                                   142,872
             Payables related to 1994 reorganization including
                  accrued interest                                                              188,586
             Notes payable:
                  Affiliated companies                                                        7,015,553
                  Preferred shareholders                                                      1,087,415
                  Seller of assets acquired                                                     990,000
                  Others                                                                      2,266,500
                                                                                       -----------------
                                                                                        $    15,675,036
                                                                                       -----------------
                                                                                       -----------------



             (1) Includes accrued interest at January 22, 1998 and accrued interest on secured obligations from January 22, 1998 to June 30, 1998.

As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date. Contractual interest expense of $90,200 was not recorded on certain prepetition debt for the period from January 22, 1998 through June 30, 1998.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


Note 13. REORGANIZATION ITEMS

The components of reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations were as follows:


                                                                                                1998
                                                                                          -----------------
               Reorganization items
                  Adjustment to debt for allocation of warrants                           $        289,000
                  Professional fees                                                                105,940
                  U.S. trustee fees                                                                  8,000
                  Other                                                                              3,585
                                                                                          -----------------
                                                                                          $        406,525
                                                                                          -----------------
                                                                                          -----------------



Note 14. CAPITAL STOCK

PREFERRED STOCK

In October 1996, in conjunction with the Asset Purchase, the Company sold to certain investors, securities comprised of subordinated notes (see Note 10), Class A Convertible Preferred Stock, and common stock purchase warrants (See
Note 15). A total of $1,359,269 was raised through the sale of these securities, of which $1,087,415 was allocated to the notes, $264,854 was allocated to the preferred stock, and $7,000 was allocated to the warrants based on the fair value of each investment.

The principle features of Class A Convertible Preferred Stock are as follows:

      VOTING RIGHTS

      All preferred shares are entitled to one vote per share.

      DIVIDENDS

      When declared by the Company's Board of Directors, a dividend of 8% per annum on the amount at which the shares were originally issued. Dividends are payable quarterly in arrears and all unpaid dividends are payable upon conversion of preferred stock to common stock, or upon liquidation of the Company.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


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

Note 15. STOCK OPTION AND WARRANT PLANS

STOCK OPTION PLAN

Pursuant to the Company's stock option plan, incentive stock options are generally granted at prices equal to or greater than the fair market value of the Company's stock at the date of grant, and are exercisable at the date of grant unless otherwise stated. In addition, non-qualified options are granted at a price determined by the Company's stock option committee, which may be less than market value, in which case an expense equal to the difference between the option price and market value is recognized. The exercise period for both the incentive and non-qualified stock options generally cannot exceed ten years.

Also, under this Plan, the Company may grant shares of restricted stock to employees, the restrictions and price of such shares to be paid by the employees, if any, are determined at the time of grant.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

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


              Net loss:
                 Pro forma                             $     (5,133,130)
                                                       -----------------
                                                       -----------------
                 As reported                           $     (5,126,630)
                                                       -----------------
                                                       -----------------

              Net loss per share:
                 Pro forma                             $          (2.15)
                                                       -----------------
                                                       -----------------

                 As reported                           $          (2.14)
                                                       -----------------
                                                       -----------------



There were no options issued during the year ended June 30, 1998. As such, net loss as reported is the same as the pro forma amount required to be disclosed.

The fair value of each grant, used to determine the pro forma net loss above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the year ended June 30, 1997:


            Dividend rate                                        0.0%
            Risk free interest rate                              6.0%
            Weighted average expected lives, in years             2.7
            Price volatility                                    30.0%


POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plan at June 30, 1998 and 1997, and changes during the years then ended, is as follows:


                                                                                             Weighted
                                                                                              Average
                                                               Shares          Options       Exercise
                                                              Reserved       Outstanding       Price
                                                            --------------------------------------------
                Balance, June 30, 1996                            573,958           121,608  $     0.05
                   Canceled
                   Granted                                             --           415,156        0.48
                   Exercised
                                                            --------------------------------------------

                Balance, June 30, 1997                            573,958           536,764  $     0.38
                   Canceled                                            --          (260,781)       0.61
                   Granted                                             --                --          --
                   Exercised                                           --                --          --
                                                            --------------------------------------------

                BALANCE, JUNE 30, 1998                            573,958           275,983  $     0.16
                                                            --------------------------------------------
                                                            --------------------------------------------




At June 30, 1998 and 1997, 215,046 and 181,608 of the outstanding options were exercisable, respectively. There were no options granted during the year ended June 30, 1998.

A further summary of options outstanding at June 30, 1998, is as follows:


                                       Options Outstanding                       Options Exercisable
                       -------------------------------------------------------------------------------------
                                             Weighted-
                                              Average           Weighted-                       Weighted-
                                             Remaining           Average                         Average
  Range of Exercise         Number          Contractual          Exercise       Number          Exercise
        Prices           Outstanding      Life (In Years)         Price       Exercisable         Price
------------------------------------------------------------------------------------------------------------
    $ .01 to $ .25         275,983              2.0               $ .16           215,046           $ .14



STOCK WARRANTS

During the year ended June 30, 1998, in conjunction with the sale of certain notes to various investors, the Company issued 40,000 common stock purchase warrants ("warrants") which are exercisable at $.25 per share. Due to the significant financial difficulties and bankruptcy

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

proceedings of the Company, there was no fair value associated with these warrants, thus no amount was allocated to the warrants.

In October 1996, in conjunction with certain loans made by Inverness to the Company, the Company issued 1,297,163 common stock purchase warrants ("warrants") with a fair value of $20,000 to Inverness, which are exercisable at $.25 per share. Also, the Company issued 416,749 warrants, with an exercise price of $.875 per share, to certain investors in conjunction with the sale of preferred stock and subordinated notes payable (see Note 14), and $7,000 of the total proceeds received from such sale was allocated to the warrants and recorded as additional paid in capital. In addition, the Company issued 661,400 warrants, with an exercise price of $.25 per share, to certain investors in conjunction with the sale of notes payable (see Note 10), and $289,000 of the total proceeds received from such sale was allocated to the warrants and recorded as additional paid in capital. During the third quarter of 1998, management wrote off the $289,000 allocated to these warrants as there is currently estimated to be no continuing fair value associated with the warrants.

The following table summarizes warrants outstanding at June 30, 1998 and 1997, and the changes in warrants during the years then ended:


                                                                                          Weighted-
                                                                                           Average
                                                              Shares       Number of       Exercise
                                                             Reserved        Shares         Price
                                                           --------------------------------------------
                    Balance, June 30, 1996                            --             --    $     --
                       Canceled                                       --             --          --
                       Granted                                        --      2,375,312        0.36
                       Exercised                                      --             --          --
                                                           --------------------------------------------

                    Balance, June 30, 1997                     2,375,312      2,375,312        0.36
                       Canceled                                       --             --          --
                       Granted                                        --         40,000        0.25
                       Exercised                                      --             --          --
                                                           --------------------------------------------

                    BALANCE, JUNE 30, 1998                     2,415,312      2,415,312  $     0.36
                                                           --------------------------------------------
                                                           --------------------------------------------


POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

A further summary of warrants outstanding at June 30, 1998, is as follows:


                                       Warrants Outstanding                         Warrants Exercisable
                       ------------------------------------------------------  --------------------------------
                                              Weighted-
                                               Average           Weighted-                        Weighted-
                                              Remaining           Average                          Average
  Range of Exercise          Number          Contractual         Exercise          Number          Exercise
        Prices            Outstanding      Life (In Years)         Price        Exercisable         Price
-----------------------------------------------------------------------------  --------------------------------
   $ .25 to $ .875         2,415,312             3.5               $ .36         2,415,312          $ .36




Note 16. 401(K) PLAN

The Company maintains a 401(k) profit sharing plan for the benefit of substantially all its employees who meet certain minimum eligibility requirements and who elect to participate. Under the terms of the Plan, participants can contribute up to 15% of their pay to the extent permitted by law. The Company may make matching contributions to the Plan equal to 50% of the employees' annual contributions, as well as discretionary non-matching contributions, however the annual matching contribution is limited to 13% of participant compensation. Participants are immediately vested in their contribution. Company contributions vest at the rate of 20% per year after one year of service. Company contributions to the Plan were approximately $25,000 during the year ended June 30, 1997. There were no contributions to the Plan during the year ended June 30, 1998.

Note 17. LITIGATION

A lawsuit has been brought against the Company by an entity seeking payment for goods and services provided to the Company. With regards to this lawsuit, the Company has entered into a forbearance agreement with the plaintiffs to make weekly payments aggregating approximately $144,300 plus interest at 8%. At June 30, 1998, the Company was in default of this forbearance agreement and the remaining obligation of $133,944 has been classified as liabilities subject to compromise.

Note 18. RELATED PARTY TRANSACTIONS

The Company entered into an agreement, which has no specified expiration date, with Venture Partners whereby Venture Partners is paid a minimum of $10,600 per month, plus expenses, for various consulting services provided to the Company. The Company is not committed to pay Venture Partners under this agreement for future periods. In January 1998, Venture Partners ceased providing consulting services to the Company under this agreement. During the year ended June 30, 1998, the Company incurred approximately $112,000 of expenses of which $15,000 was paid during the year ended June 30, 1998 under this agreement and for services provided outside of the agreement.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

At June 30, 1998 and 1997, advances due from a member of senior management approximated $6,000 and $5,000, respectively and are included in accounts receivable in the balance sheet.

As outlined in Note 10 to the consolidated financial statements, the Company has various lending agreements with Venture Partners and Inverness whose principals are also directors of the Company. Interest expense incurred on these loans totaled $1,354,678 and $553,944 for the years ended June 30, 1998 and 1997, respectively.

POWER DESIGNS, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

Note 19. SALES TO FOREIGN CUSTOMERS

Sales to foreign customers were approximately $192,000 and $439,000 for the years ended June 30, 1998 and 1997, respectively.

Note 20. REINCORPORATION

On April 20, 1995, the stockholders approved a resolution calling for the reincorporation of the Company under Delaware law by merging the Company into a Delaware corporation also named Power Designs, Inc. On August 8, 1997, the merger was approved by the New York State Department of State, Division of Corporations.

Note 21. EMERGING ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), becomes effective for the Company's year ending June 30, 1999. Comprehensive income, as identified by SFAS No. 130, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements with the same prominence as the Company's other financial statements. However, comprehensive income is not required to be reported by a Company that does not have any items of comprehensive income other than net income. The Company does not expect that comprehensive income will be required to be reported because it anticipates that net income will be the only item of comprehensive income.