Form 10QSB
period 1998-09-30
POWER DESIGNS INC
filed 1999-10-21
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the quarterly period ended September 30, 1998.


/ /     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from                  to               .
                              ------------------  ---------------

Commission File No.          0-1921
                           ---------

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

                        2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

YES       NO   X
   -----     -----

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
         September 30, 1998 and 1997......................................4

         Condensed Consolidated Statement of Operations for
         the three months ended September 30, 1998 and 1997...............6

         Condensed Consolidated Statement of Changes
         in Stockholders' Deficit for the three months ended
         September 30, 1998 and 1997......................................7

         Condensed Consolidated Statement of Cash Flows for
         the three months ended September 30, 1998 and 1997...............8

         Notes to Condensed Consolidated Financial Statements.............9
 .
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF
         OPERATIONS......................................................13

PART II - OTHER INFORMATION

Item 3.  DEFAULTS ON SENIOR SECURITIES...................................16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................17

Signatures...............................................................18


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           September 30, 1998 and 1997



                                                                      1998           1997
                                                                    -------        -------
  ASSETS

Current Assets:
 Cash                                                            $    126,175    $    (31,140)
 Accounts receivable, less allowance for doubtful accounts            417,646         542,086
 of $21,625 in 1998; $156,967 in 1997
 Inventories                                                          818,033       2,028,036
 Prepaid expenses                                                      36,344          38,888
                                                                 ------------    ------------
    TOTAL CURRENT ASSETS                                            1,398,198       2,577,871
                                                                 ------------    ------------

Equipment and Leasehold Improvements, net                             502,508         805,225
                                                                 ------------    ------------

Other Assets:
 Goodwill                                                                  --       2,839,742
 Deferred financing costs                                                  --         148,795
 Other assets                                                         164,913          26,228
                                                                 ------------    ------------
                                                                      164,913       3,014,765
                                                                 ------------    ------------

    TOTAL ASSETS                                                 $  2,065,619    $  6,397,861
                                                                 ------------    ------------
                                                                 ------------    ------------


LIABILITIES AND STOCKHOLDERS'
    DEFICIT

Current Liabilities
 Notes payable
   Debtor in possession facility                                 $    245,000    $         --
   Affiliated companies                                                    --       6,780,278
   Preferred shareholders                                                  --       1,087,415
   Seller of assets acquired                                               --       1,000,000
   Others                                                                  --       1,664,500
 Current portion of capital lease obligations                              --          57,190
 Advances under factoring agreement                                   271,101              --
 Accounts payable                                                     124,937       1,810,844
 Accrued expenses                                                     179,974         266,051
 Accrued interest                                                       4,029         220,949
 Accrued warranty expense                                                  --         275,000
 Payables related to reorganization including accrued interest             --         103,330
                                                                 ------------    ------------
    TOTAL CURRENT LIABILITIES                                         825,041      13,265,557
                                                                 ------------    ------------

Long-Term Liabilities
 Capital lease obligation - less current portion                           --          98,734
 Liabilities subject to compromise                                 15,673,865              --
                                                                 ------------    ------------
                                                                   15,673,865          98,734
                                                                 ------------    ------------

    TOTAL LIABILITIES                                              16,498,906      13,364,291
                                                                 ------------    ------------

Stockholders' Deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized            240             240
 2,391,493 shares issued and outstanding at September 30, 1998 and 1997
 Preferred stock, $.01 par value, 1,000,000 shares authorized;          3,167           3,167
 316,743 shares issued and outstanding at September 30, 1998 and 1997
 Additional paid-in capital                                         1,382,807       1,382,807
 Accumulated deficit                                              (15,819,500)     (8,352,644)
                                                                 ------------    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                   (14,433,286)     (6,966,430)
                                                                 ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  2,065,619    $  6,397,861
                                                                 ------------    ------------
                                                                 ------------    ------------


                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

             For The Three Months Ended September 30, 1998 and 1997



                                                      3 months ended           3 months ended
                                                    September 30, 1998        September 30, 1997

Net Sales                                             $   745,706                $   754,665

Cost of Sales                                             487,225                    770,045
                                                      -----------                -----------

     GROSS PROFIT (LOSS)                                  258,481                    (15,379)

Operating Expenses
  Selling, general and admin. expense                     181,167                    534,823
  Research and development                                 39,768                    117,400
  Depreciation and amortization                             8,861                    118,156
                                                      -----------                -----------
                                                          229,796                    770,379

     NET PROFIT (LOSS) BEFORE OTHER INCOME
     (EXPENSE) AND REORGANIZATION ITEMS                    28,685                   (785,758)
                                                      -----------                -----------

Other income (expense):
  Investment income                                         3,628                        300
  Interest expense                                        (46,652)                  (415,092)
                                                      -----------                -----------
     OTHER EXPENSE                                        (43,024)                  (414,792)
                                                      -----------                -----------

     NET LOSS BEFORE REORGANIZATION ITEMS                 (14,339)                (1,200,550)

Reorganization Items                                        4,000                       --
                                                      -----------                -----------

     NET LOSS                                         $   (18,339)               $(1,200,550)
                                                      -----------                -----------
                                                      -----------                -----------

Weighted average number of common
shares outstanding                                      2,391,493                  2,391,493
                                                      -----------                -----------
                                                      -----------                -----------

Net loss per share                                    $     (0.01)               $     (0.50)
                                                      -----------                -----------
                                                      -----------                -----------


                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit

                                   (Unaudited)

             For The Three Months Ended September 30, 1998 and 1997


                                   Common Stock        Preferred Stock
                                 ------------------   ------------------
                                                                             Additional
                                  Shares      Par     Shares       Par        Paid In      Accumulated
                                  Issued     Value    Issued      Value       Capital        Deficit
                                 -----------------------------------------------------------------------
Balance, June 30, 1997           2,391,493   $  240   316,743   $  3,167   $  1,382,807   $ (7,152,094)

Net loss                                --       --        --         --             --     (1,200,550)
                                 ---------   ------   -------   --------   ------------   ------------
Balance, September 30, 1997      2,391,493      240   316,743      3,167      1,382,807     (8,352,644)
                                 ---------   ------   -------   --------   ------------   ------------
                                 ---------   ------   -------   --------   ------------   ------------

Balance, June 30, 1998           2,391,493      240   316,743      3,167      1,382,807    (15,801,161)

Net loss                                --       --        --         --             --        (18,339)
                                 ---------   ------   -------   --------   ------------   ------------

BALANCE, SEPTEMBER 30, 1998      2,391,493   $  240   316,743   $  3,167   $  1,382,807   $(15,819,500)
                                 ---------   ------   -------   --------   ------------   ------------
                                 ---------   ------   -------   --------   ------------   ------------


                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

             For The Three Months Ended September 30, 1998 and 1997



                                                                  3 months ended        3 months ended
                                                                September 30, 1998    September 30, 1997

Cash Flows From Operating Activities
  Net loss                                                        $   (18,339)           $(1,200,550)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization                                      37,812                151,839
    Reorganization items                                                4,000
    Changes in operating assets and liabilities, net of assets acquired in business combination:
       Decrease (increase) in accounts receivable                      75,949                187,055
       Decrease (increase) in inventories                             (51,595)              (135,789)
       Increase in prepaid expenses                                    (1,854)               (37,365)
       Decrease (increase) in other assets                                 --                 49,384
       Increase in accounts payable and accrued expenses               23,289                118,438
       Increase )decrease in payables related to reorganization            --                  1,204
                                                                  -----------            -----------
        NET CASH USED IN OPERATING ACTIVITIES BEFORE
               REORGANIZATION ITEMS                                    69,262               (865,784)
                                                                  -----------            -----------

Cash Flows From Investing Activities:
 Purchase of property and equipment                                    (2,223)              (112,161)
 Payments related to assets acquired                                     --                  (15,093)
                                                                  -----------            -----------
       NET CASH USED IN INVESTING ACTIVITIES                           (2,223)              (127,254)

Cash Flows From Financing Activities
 Net increase (decrease) in advances from affiliates                       --                900,707
 Capital lease obligations incurred on equipment net
  of principal repayments                                                  --                 77,292
 Payment of deferred financing costs                                       --                (25,000)
 Advances under factoring agreement                                    17,774                     --
                                                                  -----------            -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                      17,774                952,999
                                                                  -----------            -----------

        NET INCREASE (DECREASE) IN CASH                                84,813                (40,039)

Cash (overdraft) and cash equivalents, beginning of period             41,362                  8,899
                                                                  -----------            -----------

Cash (overdraft) and cash equivalents, end of period              $   126,175            $   (31,140)
                                                                  -----------            -----------
                                                                  -----------            -----------


POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997

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

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended September 30, 1998 and September 30, 1997 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

NOTE 3.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                   $ 7,015,553 (a)
Notes payable - preferred shareholders                   1,087,415 (a)
Notes payable - seller of assets acquired                  990,000 (a)
Notes payable - others                                   2,266,500
Accounts payable                                         2,388,677
Accrued expenses                                           375,135 (b)
Accrued interest                                         1,017,719
Accrued warranty expense                                   201,408
Capital lease obligation                                   142,872 (a)
Payables related to 1994 reorganization including
  accrued interest                                         188,586
                                                       -----------
Total                                                  $15,673,865



(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligation, include secured debt, which should be considered, due to various factors, subject to compromise. The Plan of Reorganization filed May 12, 1998, provides for allowed secured claims of $2,700,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1998. Additional interest in the amount of $394,780 on these secured obligations was incurred but not yet accrued for the quarter ended September 30, 1998. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

(b) The Debtor received approval from the bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages. To date, approximately $78,655 of these arrearages have been liquidated.

NOTE 4.   OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of July 1, 1998 through September 30, 1998.

Cash flows from operating activities:
  Cash received from customers                                      $  813,148
  Cash paid to suppliers and employees                                (695,968)
  Interest paid                                                        (52,508)
                                                                    ----------
    Net cash provided by operating activities before
      reorganization items                                              64,672
                                                                    ----------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                                0
                                                                    ----------
     Net cash (used in) reorganization items                                 0
                                                                    ----------

     Net cash provided by (used in) operating activities                64,672
                                                                    ----------

Cash flows from investing activities:
    Distributions from limited partnership                               2,000
                                                                    ----------

     Net cash provided by investing activities                           2,000
                                                                    ----------

Cash flows from financing activities:
  Net borrowings under post-petition short-term credit facility         18,141
  Principal payments on pre-petition debt                                    0
                                                                    ----------
     Net cash provided by financing activities                          18,141

     Net increase in cash and cash equivalents                          84,813

Cash and cash equivalents
  Beginning                                                             41,362
                                                                    ----------
  Ending                                                             $ 126,175
                                                                    ----------



NOTE 5.  SIGNIFICANT EVENTS

During the first quarter of fiscal 1999, the company's net profit before other income and expense was $28,685. This improvement over the first quarter fiscal 1998 net loss of ($785,758) is primarily due to the suspension of the uninterruptible power supply/power line conditioner ("UPS/PLC") product line, improved manufacturing yields, and enhanced product margins. An impairment of long-lived assets recognized in the second quarter of fiscal 1998 resulted in a complete elimination of amortization expense for this first quarter.

An overall reduction in personnel and overhead expenditures resulted in operating expenses of $229,796 for the three months ended September 30, 1998 as compared to $770,379 for the same period in the prior year. Selling, general and administrative expenses were $181,167 for the three months ended September 30, 1998 and $534,823 at September 30, 1997. The net profit (loss) for the three months ended September 30, 1998 is ($18,339). Net profit (loss) for the comparative period in the prior year is ($1,200,550).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $271,101 at September 30, 1998.

During the period from February 1998 through July 1999 the Company liquidated $78,655 of its pre-petition labor and vacation arrearages. As of this date the only remaining pre-petition labor arrearage is that of certain officers and accrued vacation pay for all former employees that did not return to work. During this time period the Company was in discussions with the U.S. Department of Labor regarding this matter. The Plan of Reorganization addresses the liquidation of the priority portion of these pre-petition liabilities over a period of eight months.

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor continue at this writing.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         Current Developments

         During the first quarter of fiscal 1999, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products ("core products"): military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at September 30, 1998 number 26.

         Since the initial months following the Filing, the company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been initiated in the areas of product literature development, internet advertisement, and sales representative solicitation. Open sales orders at September 30, 1998 total $571,620.

         During the third quarter of fiscal year 1998 the company also initiated an effort to relocate from its thirty thousand square foot facility, to a facility one half the size. As of this date it has been determined that a down sizing and subletting of the current facility would be an alternative approach. A local real estate brokerage firm has been retained to sublet the existing facility. Although the facility continues to be presented to the marketplace, no sublease transactions have as yet been consummated.

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

         A copy of the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation has been attached as an exhibit to the Form 10QSB for the period ended March 31, 1998. The Plan is currently the subject of ongoing negotiation between the Debtors and various creditor committee constituencies.

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

         The issuer currently has a net stockholders' deficit of approximately $14,434,000, meaning that amounts owed to its creditors exceed the issuer's assets.

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

         Results of Operations

         Results for the first three months of fiscal 1999 reflect a significant downsizing in operations which followed the issuer's Chapter 11 filing, and therefore represent a substantial change from the pre-petition figures for the same period in fiscal 1998. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

         First quarter of fiscal 1999 versus first quarter of fiscal 1998.

         Net sales decreased slightly to $745,706 for the quarter ended September 30, 1998 as compared with $754,665 for the same period in 1997.

         However, gross profit (loss) increased from ($15,379) for the first quarter in fiscal 1998 to $258,481 for the same quarter in fiscal 1999. The resulting increase was primarily due to the shift to core product manufacturing in the third quarter of fiscal 1998. Cost of sales decreased from $770,045 for the first quarter of fiscal 1998 to $487,225 for the same period in fiscal 1999. A substantial portion of the increased performance is due to the shift to core product in the latter part of January 1998, resulting in a significant improvement in manufacturing yields and product margins. The bankruptcy filing in January has had a favorable impact on interest expense, allowing the company to service only that portion of the post filing debt attributable to post filing operating activity. Quarterly interest expense decreased from $414,792 as of September 30, 1997 to $43,024 as of September 30, 1998. The halting of the UPS/ PLC product line and simultaneous impairment of Goodwill has eliminated the related amortization, contributing to the reduction in operating expenses from $770,379 for the quarter ending September 30, 1997 as compared to $229,796 for the quarter ending September 30, 1998.

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

              Exhibit      Financial Data Schedule.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 18, 1999                POWER DESIGNS, INC.
       Danbury, Connecticut            (Registrant)


                                       By: /s/ Melvin A. Becker
                                          -------------------------
                                          Melvin A. Becker
                                          Secretary

                                       By: /s/ Anthony F. Intino II
                                          -------------------------
                                          Anthony F. Intino II
                                          Chief Financial Officer