Form 10QSB
period 1998-12-31
POWER DESIGNS INC
filed 1999-10-22
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1998.

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

         2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

         Yes |_|    No |X|

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
         December 31, 1998 and 1997............................................4

         Condensed Consolidated Statement of Operations for
         the six months ended December 31, 1998 and 1997.......................6

         Condensed Consolidated Statement of Changes
         in Stockholders' Deficit for the six months ended
         December 31, 1998 and 1997............................................7

         Condensed Consolidated Statement of Cash Flows for
         the six months ended December 31, 1998 and 1997.......................8

         Notes to Condensed Consolidated Financial Statements..................9
 .
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF
         OPERATIONS...........................................................13

PART II - OTHER INFORMATION

Item 3.  DEFAULTS ON SENIOR SECURITIES........................................17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................18

Signatures....................................................................19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           December 31, 1998 and 1997

                                                                     1998            1997
                                                                 ------------    ------------
  ASSETS

Current Assets:
 Cash                                                            $     95,698    $        (13)
 Accounts receivable, less allowance for doubtful accounts            563,325         270,347
 of $21,625 in 1998; $0 in 1997
 Inventories                                                          814,100         880,679
 Prepaid expenses                                                      24,773           5,283
                                                                 ------------    ------------
    Total current assets                                            1,497,896       1,156,296
                                                                 ------------    ------------

Equipment and Leasehold Improvements, net                             467,299         764,583
                                                                 ------------    ------------

Other Assets:
 Other assets                                                         164,937          23,796
                                                                 ------------    ------------
                                                                      164,937          23,796
                                                                 ------------    ------------

    Total assets                                                 $  2,130,132    $  1,944,675
                                                                 ============    ============



LIABILITIES AND STOCKHOLDERS'
              DEFICIT

Current Liabilities
 Notes payable
   Debtor in possession facility                                 $    245,000    $       --
   Affiliated companies                                                  --         7,468,671
   Preferred shareholders                                                --         1,087,415
   Seller of assets acquired                                             --           990,000
   Others                                                                --         1,664,500
 Current portion of capital lease obligations                            --            41,165
 Advances under factoring agreement                                   311,581            --
 Accounts payable                                                     105,695       2,304,981
 Accrued expenses                                                     237,492         265,665
 Accrued interest                                                       4,162         334,243
 Accrued warranty expense                                                --           203,369
 Payables related to reorganization including accrued interest           --           188,586
                                                                 ------------    ------------
    Total current liabilities                                         903,930      14,548,595
                                                                 ------------    ------------

Long-Term Liabilities
 Capital lease obligation - less current portion                         --            98,734
 Liabilities subject to compromise                                 15,670,141            --
                                                                 ------------    ------------
                                                                   15,670,141          98,734
                                                                 ------------    ------------

    Total liabilities                                              16,574,071      14,647,329
                                                                 ------------    ------------

Stockholders' deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized            240             240
 2,391,493 shares issued and outstanding at December 31, 1998 and 1997
 Preferred stock, $.01 par value, 1,000,000 shares authorized;          3,167           3,167
 316,743 shares issued and outstanding at December 31, 1998
 and 1997
 Additional paid-in capital                                         1,382,807       1,382,807
 Accumulated deficit                                              (15,830,153)    (14,088,868)
                                                                 ------------    ------------

    Total stockholders' deficit                                   (14,443,939)    (12,702,654)
                                                                 ------------    ------------

    Total liabilities and stockholders' deficit                  $  2,130,132    $  1,944,675
                                                                 ============    ============

                               Power Designs, Inc.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1998 and 1997

                                                           3 months ended     3 months ended     6 months ended     6 months ended
                                                          December 31, 1998  December 31, 1997  December 31, 1998  December 31, 1997
                                                          -----------------  -----------------  -----------------  -----------------
Net Sales                                                    $   811,194        $   482,174         $ 1,556,900       $ 1,236,839

Cost of Sales                                                    501,596          1,830,248             988,821         2,600,293
                                                             -----------        -----------         -----------       -----------

              Gross profit (loss)                                309,598         (1,348,074)            568,079        (1,363,454)

Operating Expenses
     Selling, general and admin. expense                         172,029            697,479             353,196         1,232,302
     Research and development                                     37,763            153,105              77,531           270,505
     Depreciation and amortization                                 9,023          3,004,099              17,884         3,122,255
                                                             -----------        -----------         -----------       -----------
                                                                 218,815          3,854,683             448,611         4,625,062

              Net profit (loss) before other income
              (expense) and reorganization items                  90,783         (5,202,757)            119,468        (5,988,516)
                                                             -----------        -----------         -----------       -----------

Other income (expense):
  Investment income                                                1,265              3,371               4,893             3,671
  Interest expense                                               (44,816)          (536,837)            (91,468)         (951,929)
                                                             -----------        -----------         -----------       -----------
             Other expense                                       (43,551)          (533,466)            (86,575)         (948,258)
                                                             -----------        -----------         -----------       -----------

             Net profit (loss) before reorganization items        47,232         (5,736,223)             32,893        (6,936,774)

Reorganization items                                              57,885               --                61,885              --
                                                             -----------        -----------         -----------       -----------

             Net loss                                        $   (10,653)       $(5,736,223)        $   (28,992)      $(6,936,774)
                                                             ===========        ===========         ===========       ===========

Weighted average number of common
shares outstanding                                             2,391,493          2,391,493           2,391,493         2,391,493
                                                             ===========        ===========         ===========       ===========

Net loss per share                                           $     (0.01)       $     (2.40)        $     (0.01)      $     (2.90)
                                                             ===========        ===========         ===========       ===========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1998 and 1997

                                       Common Stock                  Preferred Stock
                               ---------------------------------------------------------------------------------------------
                                                                                                  Additional
                                  Shares            Par            Shares           Par            Paid In       Accumulated
                                  Issued           Value           Issued          Value           Capital         Deficit
                               ---------------------------------------------------------------------------------------------
Balance, June 30, 1997            2,391,493     $        240         316,743    $      3,167    $  1,382,807    $ (7,152,094)

Net loss                               --               --              --              --              --        (1,200,551)

Balance, September 30, 1997       2,391,493              240         316,743           3,167       1,382,807      (8,352,645)

Net loss                               --               --              --              --              --        (5,736,223)
                               ------------     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1997        2,391,493     $        240         316,743    $      3,167    $  1,382,807    $(14,088,868)
                               ============     ============    ============    ============    ============    ============

Balance, June 30, 1998            2,391,493     $        240         316,743    $      3,167    $  1,382,807    $(15,801,161)

Net loss                               --               --              --              --              --           (18,339)

Balance, September 30, 1998       2,391,493              240         316,743           3,167       1,382,807     (15,819,500)

Net Loss                                                                                                             (10,653)
                               ------------     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1998        2,391,493     $        240         316,743    $      3,167    $  1,382,807    $(15,830,153)
                               ============     ============    ============    ============    ============    ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

               For The Six Months Ended December 31, 1998 and 1997

                                                                                  6 months ended     6 months ended
                                                                                 December 31, 1998  December 31, 1997
Cash Flows From Operating Activities
  Net loss                                                                          $   (28,992)      $(6,936,774)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                                    75,839         3,193,507
        Reorganization items                                                             61,885              --
        Changes in operating assets and liabilities, net of assets acquired in business combination:
               Decrease (increase) in accounts receivable                               (69,730)          458,794
               Decrease (increase) in inventories                                       (47,662)        1,011,568
               Increase in prepaid expenses                                               9,717            (3,760)
               Decrease (increase) in other assets                                          (24)           51,816
               Increase in accounts payable and accrued expenses                          8,089           653,852
               Increase in payables related to reorganization                              --              86,460
                                                                                    -----------       -----------
                    Net cash used in operating activities before
                       reorganization items                                               9,122        (1,484,537)
                                                                                    -----------       -----------

  Reorganization items
       Reorganization items paid                                                         (8,000)             --
                                                                                    -----------       -----------
                    Net cash used in operating activities                                (8,000)

Cash Flows From Investing Activities:
       Purchase of property and equipment                                                (5,040)         (117,834)
       Payments related to assets acquired                                                 --             (21,908)
                                                                                    -----------       -----------
                    Net cash used in investing activities                                (5,040)         (139,742)

Cash Flows From Financing Activities

       Net increase (decrease) in advances from affiliates                                 --           1,589,100
       Capital lease obligations incurred on equipment net
          of principal repayments                                                          --              61,267
       Payment of deferred financing costs                                                 --             (25,000)
       Principal payments on notes payable                                                 --             (10,000)
       Advances under factoring agreement                                                58,254              --
                                                                                    -----------       -----------
                    Net cash provided by financing activities                            58,254         1,615,367
                                                                                    -----------       -----------

                    Net increase (decrease) in cash                                      54,336            (8,912)

Cash (overdraft) and cash equivalents, beginning of period                               41,362             8,899
                                                                                    -----------       -----------

Cash (overdraft) and cash equivalents, end of period                                $    95,698       $       (13)
                                                                                    ===========       ===========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended December 31, 1998 and December 31, 1997 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

Note 3. Liabilities Subject to Compromise

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                  $  7,015,553 (a)
Notes payable - preferred shareholders                   1,087,415 (a)
Notes payable - seller of assets acquired                  990,000 (a)
Notes payable - others                                   2,266,500
Accounts payable                                         2,388,677
Accrued expenses                                           375,135 (b)
Accrued interest                                         1,017,719
Accrued warranty expense                                   197,684
Capital lease obligation                                   142,872 (a)
Payables related to 1994 reorganization including
         accrued interest                                  188,586
                                                      ------------
Total                                                 $ 15,670,141

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligation, include secured debt, which should be considered, due to various factors, subject to compromise. The Plan of Reorganization filed May 12, 1998, provides for allowed secured claims of $2,700,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1998. Additional interest in the amount of $789,560 on these secured obligations was incurred but not yet accrued for the six months ended December 31, 1998. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

(b) The Debtor received approval from the bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages. To date, approximately $78,655 of these arrearages have been liquidated.

Note 4. Operating Cash Receipts and Payments

The following schedule depicts the operating cash receipts and payments for the post-petition period of October 1, 1998 through December 31, 1998.

Cash flows from operating activities:
  Cash received from customers                                        $ 695,125
  Cash paid to suppliers and employees                                 (720,408)
  Interest paid                                                         (37,292)
                                                                      ---------

    Net cash provided by operating activities before
      reorganization items                                              (62,575)
                                                                      ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                            (8,000)
                                                                      ---------
     Net cash (used in) reorganization items                             (8,000)
                                                                      ---------

     Net cash provided by (used in) operating activities                (70,575)
                                                                      ---------

Cash flows from investing activities:
    Distributions from limited partnership                                1,000
                                                                      ---------

     Net cash provided by investing activities                            1,000
                                                                      ---------

Cash flows from financing activities:
  Net borrowings under post-petition short-term credit facility          39,098
  Principal payments on pre-petition                                          0
                                                                      ---------

     Net cash provided by financing activities                           39,098

     Net increase in cash and cash equivalents                          (30,477)

Cash and cash equivalents
  Beginning                                                             126,175
                                                                      ---------
  Ending                                                              $  95,698
                                                                      ---------

Note 5. Significant Events

During the second quarter of fiscal 1999, the company's net profit before other income and expense was $90,783. This improvement over the second quarter fiscal 1998 net loss of ($5,202,757) is largely due to the suspension of the uninterruptible power supply/power line conditioner ("UPS/PLC") product line, improved manufacturing yields, and enhanced product margins. An impairment of long-lived assets recognized in the second quarter of fiscal 1998 resulted in depreciation and amortization expense for the quarter of $3,004,099 as opposed to $9,023 for the same period in fiscal 1999.

An overall reduction in personnel and overhead expenditures resulted in operating expenses of $218,815 for the three months ended December 31, 1998 as compared to $3,854,683 for the same period in the prior year. Selling, general and administrative expenses were $172,029 for the three months ended December 31, 1998 and $697,479 at December 31, 1997. The net profit (loss) for the three months ended December 31, 1998 is ($10,653). Net profit (loss) for the comparative period in the prior year is ($5,736,223).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $311,581 at December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         Current Developments

         During the second quarter of fiscal 1999, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at December 31, 1998 number 28.

         Since the initial months following the Filing, the company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. Despite these efforts both military and commercial orders for product continued to decline in the second fiscal quarter. Open sales orders at December 31, 1998 total $299,960.

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

         The issuer currently has a net stockholders' deficit of approximately $14,444,000, meaning that amounts owed to its creditors exceed the issuer's assets.

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

         Results of Operations

         Results for the first six months of fiscal 1999 reflect a significant downsizing in operations which followed the issuer's Chapter 11 filing, and therefore represent a substantial change from the pre-petition figures for the same period in fiscal 1998. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

         Second quarter of fiscal 1999 versus second quarter of fiscal 1998.

         Net sales increased to $811,194 for the quarter ended December 31, 1998 as compared with $482,174 for the same period in 1997.

         However, gross profit (loss) increased from ($1,348,074) for the second quarter in fiscal 1998 to $309,598 for the same quarter in fiscal 1999. The resulting increase was primarily due to the shift to core product manufacturing in the third quarter of fiscal 1998. Cost of sales decreased from $1,830,248 for the second quarter of fiscal 1998 to $501,596 for the same period in fiscal 1999. A substantial portion of the increased performance is due to the shift to core product in the latter part of January 1998, resulting in a significant improvement in manufacturing yields and product margins. The bankruptcy filing in January has had a favorable impact on interest expense, allowing the company to service only that portion of the post filing debt attributable to post filing operating activity. Quarterly interest expense decreased from $533,466 as of December 31, 1997 to $43,551 as of December 31, 1998. The halting of the UPS/ PLC product line and simultaneous impairment of Goodwill has eliminated the related amortization, contributing to the reduction in operating expenses from $3,854,683 for the quarter ending December 31, 1997 as compared to $218,815 for the quarter ending December 31, 1998.

         First six months of fiscal 1998 versus first six months of fiscal 1999.

         Net sales increased from $1,236,839 for the six months ended December 31, 1997 as compared to $1,556,900 for the six months ended December 31, 1998.

         Likewise, gross profit (loss) increased from a loss of ($1,363,454) for the six months ended December 31, 1997 to a profit of $568,079 for the six months ended December 31, 1998 the result of the low manufacturing yields and a substantial reduction in UPS/PLC inventory value. Cost of Sales decreased from $2,600,293 for the period ended December 31, 1997 to $988,821 for the same period in fiscal 1999. A substantial portion of the decrease is due to the fiscal 1998 inventory devaluation noted above. The staying of pre-petition interest bearing obligations pursuant to the issuer's Chapter 11 filing accounts for the decrease in interest expense to $86,575 as of December 31,1998 from $948,258 as of December 31, 1997. As a result of these conditions, the halting of the UPS/PLC production and full impairment of Goodwill totaling $2,846,557, the net profit (loss) for the six months ending December 31, 1998 is ($28,992), as compared to ($6,936,774) for the same period in fiscal 1998.

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