Form 10QSB
period 1999-03-31
POWER DESIGNS INC
filed 1999-11-03
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999.

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

         2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

         YES |_|        NO |X|

                               POWER DESIGNS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
         March 31, 1999 and 1998...............................................5

         Condensed Consolidated Statement of Operations for
         the nine months ended March 31, 1999 and 1998.........................6

         Condensed Consolidated Statement of Changes
         in Stockholders' Deficit for the nine months ended
         March 31, 1999 and 1998...............................................7

         Condensed Consolidated Statement of Cash Flows for
         the nine months ended March 31, 1999 and 1998.........................8

         Notes to Condensed Consolidated Financial Statements..................9

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

PART II - OTHER INFORMATION

Item 3.  DEFAULTS ON SENIOR SECURITIES........................................17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................18

Signatures....................................................................19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                             March 31, 1999 and 1998

                                                                      1999             1998
                                                                  ------------     ------------
  ASSETS

Current Assets:
 Cash                                                             $    132,004     $     18,616
 Accounts receivable, less allowance for doubtful accounts             353,901          548,857
 of $0 in 1999; $0 in 1998
 Inventories                                                           812,364          860,367
 Prepaid expenses                                                       27,730           16,778
                                                                  ------------     ------------
    TOTAL CURRENT ASSETS                                             1,325,999        1,444,618
                                                                  ------------     ------------

Equipment and Leasehold Improvements, net                              429,660          721,089
                                                                  ------------     ------------

Other Assets:
 Other assets                                                          164,937           22,041
                                                                  ------------     ------------
                                                                       164,937           22,041
                                                                  ------------     ------------

    TOTAL ASSETS                                                  $  1,920,596     $  2,187,748
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS'
              DEFICIT

Current Liabilities
 Debtor in possession facility                                    $    245,000     $    245,000
 Advances under factoring agreement                                    172,681          250,772
 Accounts payable                                                      120,922           59,853
 Accrued expenses                                                      201,556           35,255
 Accrued interest                                                        4,162            4,243
                                                                  ------------     ------------
    TOTAL CURRENT LIABILITIES                                          744,321          595,123
                                                                  ------------     ------------

Long-Term Liabilities
 Liabilities subject to compromise                                  15,671,321       14,765,560
                                                                  ------------     ------------
                                                                    15,671,321       14,765,560
                                                                  ------------     ------------

    TOTAL LIABILITIES                                               16,415,642       15,360,683
                                                                  ------------     ------------

Stockholders' Deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized             240              240
 2,391,493 shares issued and outstanding at March 31, 1999
 and 1998
 Preferred stock, $.01 par value, 1,000,000 shares authorized;           3,167            3,167
 316,743 shares issued and outstanding at March 31, 1999
 and 1998
 Additional paid-in capital                                          1,382,807        1,382,807
 Accumulated deficit                                               (15,881,260)     (14,559,149)
                                                                  ------------     ------------

    TOTAL STOCKHOLDERS' DEFICIT                                    (14,495,046)     (13,172,935)
                                                                  ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  1,920,596     $  2,187,748
                                                                  ============     ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

           For The Three and Nine Months Ended March 31, 1999 and 1998

                                                      3 months ended  3 months ended  9 months ended  9 months ended
                                                      March 31, 1999  March 31, 1998  March 31, 1999  March 31, 1998
Net Sales                                              $   604,698     $   523,907     $ 2,161,598     $ 1,760,746

Cost of Sales                                              411,984         434,830       1,400,805       3,035,123
                                                       -----------     -----------     -----------     -----------

              GROSS PROFIT (LOSS)                          192,714          89,077         760,793      (1,274,377)

Operating Expenses
     Selling, general and admin. expense                   164,628         339,467         517,824       1,571,769
     Research and development                               36,138          74,517         113,669         345,022
     Depreciation and amortization                           8,672           8,745          26,556       3,131,000
                                                       -----------     -----------     -----------     -----------
                                                           209,438         422,729         658,049       5,047,791

              NET PROFIT (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS           (16,724)       (333,652)        102,744      (6,322,168)
                                                       -----------     -----------     -----------     -----------

Other income (expense):
  Investment income                                          1,218           8,260           6,111          11,931
  Interest expense                                         (31,601)       (115,889)       (123,069)     (1,067,818)
                                                       -----------     -----------     -----------     -----------
              OTHER EXPENSE                                (30,383)       (107,629)       (116,958)     (1,055,887)
                                                       -----------     -----------     -----------     -----------

              NET LOSS BEFORE REORGANIZATION ITEMS         (47,107)       (441,281)    ($   14,214)     (7,378,055)

Reorganization items                                         4,000          29,000          65,885          29,000
                                                       -----------     -----------     -----------     -----------

              NET LOSS                                 $   (51,107)    $  (470,281)    $   (80,099)    $(7,407,055)
                                                       ===========     ===========     ===========     ===========

Weighted average number of common
shares outstanding                                       2,391,493       2,391,493       2,391,493       2,391,493
                                                       ===========     ===========     ===========     ===========

Net loss per share                                     $     (0.02)    $     (0.20)    $     (0.03)    $     (3.10)
                                                       ===========     ===========     ===========     ===========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

           For The Three and Nine Months Ended March 31, 1999 and 1998

                                      Common Stock                  Preferred Stock
                                                                                               Additional
                                 Shares           Par            Shares           Par           Paid In       Accumulated
                                 Issued          Value           Issued          Value          Capital         Deficit
                              ------------    ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1997           2,391,493    $        240         316,743    $      3,167    $  1,382,807    $ (7,152,094)

Net loss                              --              --              --              --              --        (6,936,774)

Balance, December 31, 1997       2,391,493             240         316,743           3,167       1,382,807     (14,088,868)

Net loss                              --              --              --              --              --          (470,281)
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 1998          2,391,493    $        240         316,743    $      3,167    $  1,382,807    $(14,559,149)
                              ============    ============    ============    ============    ============    ============


Balance, June 30, 1998           2,391,493    $        240         316,743    $      3,167    $  1,382,807    $(15,801,161)

Net loss                              --              --              --              --              --           (28,992)

Balance, December 31, 1998       2,391,493             240         316,743           3,167       1,382,807     (15,830,153)

Net Loss                              --              --              --              --              --           (51,107)
                              ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1999          2,391,493    $        240         316,743    $      3,167    $  1,382,807    $(15,881,260)
                              ============    ============    ============    ============    ============    ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                For The Nine Months Ended March 31, 1999 and 1998

                                                                          9 months ended  9 months ended
                                                                          March 31, 1999  March 31, 1998
Cash Flows From Operating Activities
  Net loss                                                                 $   (80,099)    $(7,407,055)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                          113,477       3,234,750
        Reorganization items                                                    65,885          29,000
        Changes in operating assets and liabilities, net of assets acquired in business combination:
               Decrease (increase) in accounts receivable                      139,694         180,285
               Decrease (increase) in inventories                              (45,926)      1,031,881
               Decrease (increase) in prepaid expenses                           6,760         (15,255)
               Decrease (increase) in other assets                                 (24)         53,572
               Increase (decrease) in accounts payable and accrued expenses    (11,438)      1,011,721
               Increase (decrease) in payables related to reorganization          --            86,460
                                                                           -----------     -----------
                    NET CASH PROVIDED BY (USED IN) OPERATING
                      ACTIVITIES BEFORE REORGANIZATION ITEMS                   188,330      (1,794,640)
                                                                           -----------     -----------

Reorganization items
    Reorganization items paid                                                  (12,000)        (28,000)
                                                                           -----------     -----------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        176,330      (1,822,640)

Cash Flows From Investing Activities
       Purchase of property and equipment                                       (5,041)       (115,584)
       Payments related to assets acquired                                        --           (21,907)
                                                                           -----------     -----------
                    NET CASH USED IN INVESTING ACTIVITIES                       (5,041)       (137,491)

Cash Flows From Financing Activities
       Net increase (decrease) in advances from affiliates                        --         1,135,983
       Capital lease obligations incurred on equipment net
          of principal repayments                                                 --            60,094
       Payment of deferred financing costs                                        --           (25,000)
       Proceeds from notes payable                                                --           558,000
       Principal payments on notes payable                                        --           (10,000)
       Advances (repayments) under factoring agreement                         (80,646)        250,772
                                                                           -----------     -----------
                    NET CASH PROVIDED BY (USED IN)
                      FINANCING ACTIVITIES                                     (80,646)      1,969,849
                                                                           -----------     -----------

                    NET INCREASE (DECREASE) IN CASH                             90,642           9,717

Cash (overdraft) and cash equivalents, beginning of period                      41,362           8,899
                                                                           -----------     -----------

Cash (overdraft) and cash equivalents, end of period                       $   132,004     $    18,616
                                                                           ===========     ===========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998

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

The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 1999 and March 31, 1998 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

Note 3. Liabilities Subject to Compromise

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                   $ 7,015,553 (a)
Notes payable - preferred shareholders                   1,087,415 (a)
Notes payable - seller of assets acquired                  990,000 (a)
Notes payable - others                                   2,266,500
Accounts payable                                         2,388,677
Accrued expenses                                           375,135 (b)
Accrued interest                                         1,017,719
Accrued warranty expense                                   198,864
Capital lease obligation                                   142,872 (a)
Payables related to 1994 reorganization including
         accrued interest                                  188,586
                                                       -----------
Total                                                  $15,671,321
                                                       ===========

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligation, include secured debt, which should be considered, due to various factors, subject to compromise. The Plan of Reorganization filed May 12, 1998, provides for allowed secured claims of $2,700,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1998. Additional interest in the amount of $1,175,757 on these secured obligations was incurred but not yet accrued for the nine months ended March 31, 1999. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

(b) The Debtor received approval from the bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages. To date, approximately $78,655 of these arrearages have been liquidated.

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of January 1, 1999 through March 31, 1999.

Cash flows from operating activities:
  Cash received from customers                                        $ 775,868
  Cash paid to suppliers and employees                                 (587,949)
  Interest paid                                                         (36,104)
                                                                      ---------

    Net cash provided by operating activities before
      reorganization items                                             (151,815)
                                                                      ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                            (4,000)
                                                                      ---------
     Net cash (used in) reorganization items                             (4,000)
                                                                      ---------

     Net cash provided by (used in) operating activities               (147,815)
                                                                      ---------

Cash flows from investing activities:
    Distributions from limited partnership                                    0
                                                                      ---------

     Net cash provided by investing activities                                0
                                                                      ---------

Cash flows from financing activities:
  Net borrowings (repayments) under post-petition short-term
    credit facility                                                    (111,509)
  Principal payments on pre-petition                                          0
                                                                      ---------

     Net cash provided by financing activities                         (111,509)

     Net increase in cash and cash equivalents                           36,306

Cash and cash equivalents
  Beginning                                                              95,698
                                                                      ---------
  Ending                                                              $ 132,004
                                                                      ---------

NOTE 5. SIGNIFICANT EVENTS

During the third quarter of fiscal 1999, the company's net loss before other income and expense was ($16,724). This improvement over the third quarter fiscal 1998 net loss of

($333,652) is largely due to the suspension of the uninterruptible power supply/power line conditioner ("UPS/PLC") product line, which corresponded with the filing for Chapter 11 protection on January 22, 1998 and subsequent corporate downsizing.

An overall reduction in personnel and overhead expenditures resulted in operating expenses of $209,438 for the three months ended March 31, 1999 as compared to $422,729 for the same period in the prior year. Selling, general and administrative expenses were $164,628 for the three months ended March 31, 1999 and $339,467 at March 31, 1998. The net profit (loss) for the three months ended March 31, 1999 is ($51,107). Net profit (loss) for the comparative period in the prior year is ($470,281).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $172,681 at March 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      Current Developments

      During the third quarter of fiscal 1999, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at March 31, 1999 number 26.

      Since the initial months following the Filing, the company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. Despite these efforts, both military and commercial orders for product continued to plateau in the third fiscal quarter. Open sales orders at March 31, 1999 total $290,650. Subsequent periods saw continued efforts in the areas of order procurement and customer satisfaction, and have resulted in open sales orders at October 31, 1999 of $703,220 and shipments in excess of the monthly average.

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

      The issuer currently has a net stockholders' deficit of approximately $14,495,000, meaning that amounts owed to its creditors exceed the issuer's assets.

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

      Results of Operations

      Results for the first nine months of fiscal 1999 reflect a significant downsizing in operations which followed the issuer's Chapter 11 filing, and therefore represent a substantial change from the pre-petition figures for the same period in fiscal 1998. Accordingly a period-to-period comparison of the historical results of operations and financial condition of the issuer is not meaningful.

      Third quarter of fiscal 1999 versus third quarter of fiscal 1998.

      Net sales increased to $604,698 for the quarter ended March 31, 1999 as compared with $523,907 for the same period in 1998.

      Similarly, gross profit (loss) increased from $89,077 for the third quarter in fiscal 1998 to $192,714 for the same quarter in fiscal 1999. The resulting increase was primarily due to the shift to more profitable, core product manufacturing during the third quarter of fiscal 1998. Cost of sales decreased slightly from $434,830 for the third quarter of fiscal 1998 to $411,984 for the same period in fiscal 1999. A substantial portion of the increased performance is due to the shift to core product in the latter part of January 1998, resulting in a significant improvement in manufacturing yields and product margins. The bankruptcy filing in January has had a favorable impact on interest expense, allowing the company to service only that portion of the post filing debt attributable to post filing operating activity. Quarterly interest expense decreased from $107,629 as of March 31, 1998 to $30,383 as of March 31, 1999. Severe overhead curtailment and general downsizing of operations subsequent to the bankruptcy petitions, contribute to the reduction in operating expenses from $422,729 for the quarter ending March 31, 1998 as compared to $209,438 for the quarter ending March 31, 1999.

      First nine months of fiscal 1998 versus first nine months of fiscal 1999.

      Net sales increased from $1,760,746 for the nine months ended March 31, 1998 as compared to $2,161,598 for the nine months ended March 31, 1999.

      Likewise, gross profit (loss) increased from a loss of ($1,274,377) for the nine months ended March 31, 1998 to a profit of $760,793 for the nine months ended March 31, 1999. The significant prior year gross loss is the result of low UPS/PLC manufacturing yields and a substantial reduction in UPS/PLC inventory value. Cost of Sales decreased from $3,035,123 for the period ended March 31, 1998 to $1,400,805 for the same period in fiscal 1999. A substantial portion of the decrease is due to the fiscal 1998 inventory devaluation noted above. The staying of pre-petition interest bearing obligations pursuant to the issuer's Chapter 11 filing accounts for the decrease in interest expense to $116,958 as of March 31,1999 from $1,055,887 as of March 31, 1998. As a result of these conditions, the halting of the UPS/PLC production and full impairment of Goodwill totaling $2,846,557, the net profit (loss) for the nine months ending March 31, 1999 is ($80,099), as compared to ($7,407,055) for the same period in fiscal 1998.

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

Date: November 2, 1999                               POWER DESIGNS, INC.
      Danbury, Connecticut                           (Registrant)


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


19