Form 10KSB
period 1999-06-30
POWER DESIGNS INC
filed 2000-02-29
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/       Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 1999.

/ /       Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the fiscal year ended__________

Commission File No.                 0-1921

                               POWER DESIGNS INC.

--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

         DELAWARE                                        11-1708714
--------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)


14 COMMERCE DRIVE, DANBURY, CONNECTICUT                          06810
--------------------------------------                        -------------
(Address of principal executive offices)                      (Zip Code)

                                 (203) 748-7001

--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
Title of Each Class                                  which registered
-------------------                                  ---------------------------
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


Yes                        No   X
    ---                      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.______

State issuer's revenues for its most recent fiscal year.  $2,875,686
                                                        --------------

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

         Yes____X______    No_________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding or each of the issuer's classes of common equity, as of the latest practicable date.

         2,391,493 as of November 4, 1997

Transitional Small Business Issuer Format  (check one):

         Yes____________   No_____X_____

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

         Since its inception the issuer has been engaged exclusively in the design and manufacture of electronically controlled power sources used in the operation of electronic equipment and mechanical instruments. The power sources produced by the issuer function by taking electric current from batteries or commercial power lines and converting it into controlled voltages or currents for the operation of the end equipment.

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

         The equipment is used by military, industry, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear biological and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance. These power sources or conditioners are connected between the primary source, which may be a commercial power line, battery, diesel, gasoline or steam-driven generator, and the system being powered, to stabilize, eliminate surges or transient changes, or convert the input voltages and currents to other voltage or current levels required by the system.

         The principal market for the issuer's products is users or manufacturers who incorporate the products into their equipment. The equipment is used in various industries, as well as organizations conducting scientific research and electro-medical entities. The issuer's customers include private companies, government agencies, and educational institutions, both within and outside of the United States. International sales approximated $29,000 and $192,000 for fiscal years 1999 and 1998 respectively.

         There are approximately five hundred companies in the country who manufacture one or more competitive products. To differentiate itself, the issuer strives to maintain a reputation for excellent quality and reliability. No one customer of the issuer accounts for ten percent or more of the issuer's business. However, various governmental agencies and military departments aggregated together comprise approximately 17% of sales, or $496,000, during fiscal 1999.

         Although the issuer is attempting to expand its business in "off the shelf" products, it continues to fabricate power supplies and power systems to specific customer specifications. Off the shelf products are usually purchased on an "as needed" basis and dollar backlog is usually quite small compared with the issuer's annual revenues. Custom fabrication is usually contracted on a scheduled basis.

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

         An unacceptable level of product failures in the early shipments of the UPS/PLC product line, required the issuer to suspend product distribution and initiate efforts to resolve serious technical and production problems. As a result of the significant operating losses sustained during its attempts to resolve these issues, the issuer ceased operations and filed for relief under Chapter 11 of the United States Bankruptcy Code on January 22, 1998. On January 26, 1998 the issuer reopened for business on a reduced scale and under new management. At this writing, the issuer continues to manufacture its original product line, as well as the autotransformer and military power supply lines.

         The issuer's primary research and development activities center on the customization and special engineering of its products. Prior development of the UPS/PLC product line in the 1997 fiscal year resulted in a substantial increase to 14.8% of annual revenues or approximately $542,000 devoted to research and development. The continuation of the same project is reflected in the fiscal year 1998 expense of approximately $406,000 or 15.6% of revenues. The absence of this project in fiscal 1999 resulted in approximately $108,000 of expense or 3.8% of revenues. The average number of employees engaged in these efforts was four in 1998 and totaled two in 1999. Total employees at June 30, 1999 number 26.

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

         BANKRUPTCY PROCEEDINGS

         Due to the significant operating losses sustained prior to the suspension of the UPS/PLC product line, the issuer filed for bankruptcy protection under Chapter 11 on January 22, 1998. A plan of reorganization, outlining the issuer's initial plans to discharge its responsibilities, was filed by the debtor in May of 1998. Ongoing negotiations between the debtor and its various creditor constituencies have resulted in an amended plan of reorganization, which was filed by the debtor on November 24, 1999. A confirmation hearing on the amended plan of reorganization has been continued to March 21, 2000, although it may be continued from time to time by the court.

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

ITEM 2.           PROPERTIES/FACILITIES

         The issuer currently leases 30,000 square feet of office and manufacturing space located at 14 Commerce Drive, Danbury, Connecticut. The issuer moved to the space in October, 1996 as a result of the acquisition of the Penril assets and a consolidation of its operations. The lease expired on February 28, 1998 and was subsequently extended for an additional five-year term. Fixed annual rental payments total $186,600. These payments do not include additional charges for real estate taxes and are subject to adjustments.

         As of this date, the issuer is current on all post-petition payments due under the existing lease agreement. In an effort to control costs, the issuer has determined that a smaller facility would adequately house the current production requirements, and has, together with the lessor, retained a local real estate brokerage firm to sublet the existing facility. Although a smaller facility adequate to the issuer's needs has been identified, a viable replacement tenant for the present location has not been located.


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

         The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the issuer's Common Stock as reported by the online archival information service, FinancialWeb.com, Inc.



Fiscal years ended
JUNE 30, 1998 AND 1999                                1998                                1999
----------------------                                ----                                ----
                                            HIGH              LOW                 HIGH             LOW
                                            ----              ----                -----            -----


1st Quarter                                  $0.75             $0.75             $0.062           $0.062
2nd Quarter                                   0.60              0.60              0.031            0.031
3rd Quarter                                   0.50              0.15              0.10             0.10
4th Quarter                                   0.50              0.15              0.08             0.08


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

ITEM. 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         BANKRUPTCY PROCEEDINGS

         During the fiscal years 1997 and 1998, the issuer's monetary and non-monetary resources were significantly directed toward the development and production of a new line of uninterruptible power supplies and power line conditioners. Repeated attempts by the issuer to resolve the technical and manufacturing problems persistent in the new product line remained unsuccessful. As a result, the issuer could not generate the sales necessary to meet its existing financial obligations. Employees of the issuer were furloughed in December 1997 and all production operations ceased. On January 15, 1998 Fred G. Basso resigned his position as President of the issuer. On January 22, 1998 the issuer, and its wholly owned subsidiary, PDIXF Acquisition Corporation, filed petitions of relief under Chapter 11 of the United States Bankruptcy Code.

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

         On May 12, 1998 the issuer filed a Plan of Reorganization (the "Plan") with the Office of the U.S. Trustee. Once filed, the Plan continued as the subject of negotiation between the issuer and various creditor committee constituencies. An amended plan of reorganization, containing the results of these discussions, was filed by the issuer on November 24, 1999. The plan is a proposal of Power Designs Inc., and PDIXF Acquisition Corporation to their Creditors and holders of Equity Interests. The Plan is the product of discussions with the Debtors' senior secured creditor, Inverness, which has agreed to support the Plan. The Plan undertakes to resolve all secured claims, administrative claims, priority claims, unsecured claims and equity interests. The Debtors believe that the distributions to be made, pursuant to the terms of this Plan, will produce for Creditors not less than they would receive if the Debtors' cases were converted to cases under Chapter 7 of the Code, the Debtors' assets liquidated and appropriate distributions therein were made as required by the Code.

         In summation, the amended Plan provides for substantive consolidation of the two co-debtors as well as six classes of claims and equity interests, described as follows:

1. Class 1, the allowed secured claims of Inverness Corporation, shall receive a secured note in the amount of $1,800,000 with interest at 10% annually and approximately 998,000 shares of common stock in the reorganized corporation.

2.   Class 2, the allowed claim of Hayes Corporation, shall receive an unsecured note in the amount of $150,000 with interest at 10% annually and a prorata number of shares of common stock in the reorganized corporation, as discussed in item 4 below.

3. Class 3, the allowed employee priority claims, shall receive the full amount of their allowed employee priority claim in eight equal monthly payments together with interest at 7%.

4. Class 4a, the allowed unsecured claims of Power Designs Inc., together with the allowed claim of Hayes Corporation, shall receive approximately 1,002,000 shares of common stock in the reorganized corporation. The allowed unsecured claims of Power Designs, Inc. shall also receive an annual conditional payment equal to 10% of one-half of the face amount of their allowed claim, payable to the extent that the issuer's free cash flow is greater than $400,000. Class 4b, the allowed unsecured claims of PDIXF Acquisition Corporation, shall receive 5% of the amount of their allowed claims in full satisfaction of their claims.

5. Class 5, the equity interests in Power Designs, Inc., shall be deemed cancelled as of the effective date of the Plan.

6. Class 6, the equity interests in PDIXF Acquisition Corporation, shall be deemed cancelled as of the effective date of the Plan.

In addition, the amended plan provides terms for the cash payment of all administrative and priority tax claims, an increase in the number of corporate directors from six to seven, and certain amendments to the certificate of incorporation, which will reflect certain restrictions on the transfer of common shares for a period of two years from the effective date of the plan. Such restrictions are intended to prevent any acquisition, which could result in the disallowance or limitation of the issuer's federal income tax net operating loss carryforwards

         Funding of the payments, required under the Plan, will be made from cash accumulated by the issuer from the petition date to the effective date, and other sources of commercial financing as may be available at the time of confirmation. Additional information as to the financing arrangements is found at Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Liquidity and capital resources."

         A confirmation hearing on the amended plan of reorganization has been continued to March 21, 2000, although it may be continued from time to time by the court. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

         CURRENT DEVELOPMENTS

         During the first quarter of fiscal 1997, the issuer agreed to purchase the assets of two subsidiaries of Penril DataComm Networks, Inc. (n/k/a Hayes Corporation). That acquisition was consummated on October 11, 1996, and reported on a Form 8-K dated October 28, 1996. Total consideration, which was determined through arms-length negotiations, consisted of approximately $4.4 million in cash and notes payable. In November 1996, the issuer consolidated its managerial and manufacturing operations at the former Penril site in Connecticut.

         Once relocated, the issuer's manufacturing and engineering efforts were primarily directed toward the development and manufacture of an innovative line of uninterruptible power supply/power line conditioners purchased as part of the Penril acquisition. A considerable investment of the issuer's financial resources was made in material, machinery and personnel. The issuer's inability to resolve the technical problems, which plagued the UPS/PLC product line, resulted in numerous product failures both in the field and in the factory. Consequently product sales fell well below management's original projections, and the issuer suffered significant operating losses during these periods. As a result of these losses, the issuer was unable to meet its current financial obligations, as well as required debt repayments.

         In an effort to conserve working capital, the issuer began a series of workforce reductions commencing in the first quarter of fiscal 1998. These reductions were completed during January 1998 when the remaining employees were furloughed, and Fred G. Basso, President of the issuer, resigned his position. The issuer filed petitions of relief under Chapter 11 of the United States Bankruptcy Act on January 22, 1998. Additional information as to the bankruptcy proceedings is found at Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy proceedings."

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

         Since the initial months following the Filing, product offerings have been confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. The company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. Despite a plateau during the third fiscal quarter of 1999, both military and commercial orders for product have continued to exhibit stable levels of predictability. Open sales orders at June 30, 1999 total $464,514. Subsequent periods saw continued efforts in the areas of order procurement and customer satisfaction, and have resulted in open sales orders at January 31, 2000 of $503,518 and shipments in excess of the monthly average.

         In an effort to preserve prior investments made in the proprietary UPS/PLC product technology, the issuer also retained an original member of the engineering staff, who was instrumental to the development of the technology. This individual was charged by the issuer with the task of examining and redesigning the product to yield one with optimal manufacturing costs, and minimal field product failure. By the end of fiscal year 1998, the products had been examined, findings documented, and a design modification conceptualized. Although it is the intention of management to preserve the technology for a potential development and/or licensing joint venture in the future, there can be no assurances that such a joint venture partner can be located, or that such an endeavor can be profitably consummated.

         In May of 1998, the issuer filed a Plan of Reorganization with the Office of the U.S. Trustee (see Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy proceedings"). Continuing discussions between the debtors and the various creditor representatives resulted in the filing of an amended plan on November 24, 1999. The amended plan provides for the cancellation of all existing equity interests, and the issuance of 2,000,000 new common shares to be divided among Inverness Corporation, Hayes Corporation, and certain unsecured creditors. Approximately $1.95 million of secured debt is proposed to remain post-confirmation and will bear interest at 10% annually. Administrative claims, priority tax claims, and employee priority claims will be paid in accordance with the terms negotiated with the claimants, or in certain cases, those provided by law. Certain unsecured claims of PDIXF Acquisition Corporation will receive a 5% cash settlement in full satisfaction of their outstanding claims. All remaining claims will be deemed unsecured non-priority claims, and their holders will receive a proportionate number of common shares in the reorganized corporation.

         Subsequent to the end of fiscal 1998, the issuer engaged the services of a local real estate broker to locate a smaller facility, suitable for manufacturing the current product offerings. Simultaneously, the landlord of the issuer has proposed a highly suitable 15,000 square foot facility available for lease in the current industrial park. The broker, in conjunction with the landlord of the issuer, has been enlisted to solicit a sublet tenant for the issuer's existing rented facility. Once a sublet tenant has been signed for the existing facility, a possible relocation to the smaller facility may be negotiated with the landlord. Although the existing facility continues to be presented to the marketplace, no sublease transactions have as yet been consummated.

         In addition to various advertising measures and additions to its internal sales force, the issuer has likewise retained the services of outside sales consultants and manufacturer's representatives in an effort to expand the customer base and increase product revenue. To date, six manufacturer's sales representatives have been contracted to sell product in the following domestic regions: New England Region, Sunbelt Region, Central Region, Southwest Region, Caribbean Rim Region, and Western Region. Negotiations are pending with representatives in three additional U.S. regions. Contemporaneously, a new homepage has been uploaded to the Internet domain, wwwh.powerdesignshh.com. This website currently displays the entire linear, military and autotransformer product lines. While these efforts are focused on generating increased order levels, there are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

         Coupled with overhead cost containment measures, the issuer has also initiated an engineering effort to redesign certain products in its linear power supply family. The update of the precision, low voltage power supplies has been completed, and work is currently underway on the triple output products. Once finalized these new designs should prove easier and more cost effective to manufacture, as well as provide a greater range of product features and reliability.

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

         To combat significant shortages in working capital, the issuer was required to enter into additional loans, which were issued as part of a private placement offering of $100,000 units. These units comprise Bridge Notes ("Bridge Notes") and Common

Stock purchase warrants, which commenced on March 21, 1997 and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998 and 40,000 warrants to acquire shares of the issuer's Common Stock for $0.25 per share subject to adjustment. The obligations outstanding of $1,653,500 at June 30, 1999 and 1998 represent the total amount raised through the offering.

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

         Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. At June 30, 1999 advances under this factoring agreement totaled $129,203, with a total of $0 outstanding since October 31, 1999.

         At this writing the issuer has liquidated $78,655 of its pre-petition labor arrearages. As of this date the only remaining pre-petition labor arrearage is that of certain former officers, as well as accrued vacation wages for all former employees that did not return to work. During this time period the issuer was in discussions with the U.S. Department of Labor regarding this matter. The amended Plan of Reorganization addresses the liquidation of the priority portion of these pre-petition liabilities over a period of eight months.

         The issuer hopes to be able to supply a greater percentage of its working capital needs through improved operating cash flow during the 2000 and 2001 fiscal years. This improved operating cash flow is predicated upon a stabilized core product manufacturing process and increased revenue for fiscal 2000 of which there can be no assurance. Nevertheless, the issuer expects that it will be in need of additional financing in future post Chapter 11 confirmation periods. In an effort to procure such financing, the issuer has prepared financial projections, and has retained an independent appraiser to value the machinery and inventory collateral. These documents have been presented to various prospective lenders for their review; however, to date no permanent financing has been executed. It is the issuer's intent to pay its obligations pursuant to the amended plan of reorganization, as well as to replace the current debtor-in-possession financing with less costly, conventional financing arrangements. The issuer estimates that it needs to obtain approximately $700,000 in additional financing to be able to meet its operating cash flows and the obligations subsequent to confirmation of the plan of reorganization.

         At June 30, 1999 the issuer currently has a net stockholders' deficit of approximately $16,000,000, meaning that amounts owed to its creditors exceed the issuer's assets.

         As a result of the issuer's net loss position, no provision has been made for income taxes. Approximately $13,380,000 of net operating loss carryforwards remain available to reduce future federal and state taxable income, which expire in 2000 through 2014. There is no certainty that the issuer will have taxable income during the expiration period in order to realize the benefit of these carryforward amounts. As a result, the issuer has recorded a valuation allowance equal to the entire amount of the related deferred tax asset, as well as all other deferred tax assets. Also changes in ownership, and/or reductions of debt, including changes resulting from a Chapter 11 plan confirmation, could result in a limitation or reduction in the use of these net operating loss carryforwards.

         The issuer has proceeded with implementing and executing a Year 2000 compliance plan with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issue before January 1, 2000. The issuer has assessed their internal processes and systems, and believes that sales, administration, and general operations are substantially Year 2000 compliant. Prior to purchasing any new equipment or software, it is the issuer's policy to ensure that the specifications include Year 2000 compliance. Because no specific instance of material Year 2000 non-compliance has been discovered to date, the issuer has not adopted a contingency plan to deal with Year 2000 issues.

         Based upon the level of Year 2000 compliance to date, the issuer does not expect the total costs of the Year 2000 review and compliance to have a material adverse effect on the business or financial results. The issuer may have to spend a material amount to develop and implement a contingency plan during 2000, if the issuer finds that a material supplier or other third party upon whom the issuer relies will face business interruptions as a result of Year 2000 issues.

         Based upon the review of the Year 2000 issues to date, the issuer has not experienced, and does not anticipate any significant interruption of normal internal operations. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the issuer's results of operations, liquidity and financial condition. The issuer believes that, at this writing, the possibility of significant interruptions of normal operations is minimal.

         FINANCIAL CONDITION

         Stable operations and the staying of liabilities inherent in a Chapter 11, account for the minor fluctuations in assets and liabilities from June 30, 1998 to June 30, 1999. Current assets decreased by approximately 7.6% over fiscal year 1998 to $1,233,761. This decrease, which is primarily attributable to inventories and accounts receivable, is the direct result of the heightened collection efforts on receivables and conservative purchasing of raw material during fiscal year 1999. There were no material changes in prepaid assets or cash over fiscal year 1998. However, equipment and leasehold improvements decreased from $538,098 to $395,372. This decrease is primarily attributable to normal depreciation of existing assets. Other assets represent equipment, which was integral in the manufacture of the discontinued products and was removed from service at the time of the Chapter 11 filing. The ultimate disposition of this machinery will be a matter determined at Plan confirmation.

         Total liabilities increased by 8% to $17,769,193 over fiscal year 1998. 98% of the increase in total liabilities represents additional accrued and unpaid interest on secured, pre-petition liabilities. Liabilities subject to compromise of $16,970,032 at June 30, 1999 represent those pre-petition claims, which will be impaired under the proposed plan of reorganization. In the case of this issuer, all remaining pre-petition claims have been classified as liabilities subject to compromise.

         Total stockholders' deficit increased by 10.8% to $15,975,123 over fiscal year 1998. This increase is generated solely by operating losses incurred in the current fiscal year of $1,560,176. Common stock, preferred stock, and additional paid-in capital remain unchanged from June 30, 1998. During fiscal year 1998, 40,000 common stock purchase warrants were issued to certain unsecured investors in conjunction with the execution of various notes payable to those investors. These warrants are exercisable at $0.25 per share. Due to the proposed impairment of all existing equity interests in the issuer, no value has been assigned to these warrants.

         RESULTS OF OPERATIONS

         The issuer's sales during fiscal 1999 increased by 10.5% over fiscal year 1998, to $2,875,686 while its gross profit (loss) increased by 200% over the same period. The seriously low manufacturing yields, as well as the inventory obsolescence generated by the now-defunct UPS/PLC product line are the key factors inherent in the fiscal 1998 loss. In like manner product revenues, which averaged approximately $216,000 per month in fiscal year 1998, included UPS/PLC sales in the seven months immediately preceding the Chapter 11 filing. Post-petition sales have averaged approximately $247,000 per month in core product shipments only.

         Operating expenses decreased by approximately 82%, to $946,503 for fiscal year 1999. The significant component in the prior year total is a one-time amortization expense related to the goodwill impairment of $2,870,432. Net of this transaction, operating expenses were $2,460,901 for the prior year, with a decrease of $1,514,398 in fiscal year 1999. This decrease is the result of the major reductions in workforce, overhead, and research and development costs following the Chapter 11 filing in mid-fiscal 1998. Other income and expense decreased from $2,095,773 in 1998 to $1,645,965 in 1999. Consistent with generally accepted accounting principles, the issuer has continued to accrue unpaid interest on $9.2 million of secured debt in the post-petition period. However interest on approximately $2.3 million of unsecured debt has been stayed since the January 1998 Chapter 11 filing. This decrease in interest expense comprises the majority of the change in other income and expense. $117,525 of reorganization items in 1998 represent legal and court costs associated with the bankruptcy proceeding. Comparable legal and court expenses in 1999 total $76,152. As a result of all of the changes described above, the net loss for fiscal 1998 of approximately $8.6 million significantly exceeded the fiscal 1999 net loss of approximately $1.5 million.

         Throughout the second half of fiscal year 1998 and in subsequent periods, the issuer has expended considerable time and effort in repairing and reactivating many customer relationships, which suffered a decline during the months prior to the Chapter 11 filing. The issuer's inability to manufacture a functional UPS/PLC product, as well as the working capital shortages which strangled core product shipments, shifted many customers to search for an alternative supplier of power protection products. Since January 22, 1998 the issuer has been actively interviewing and communicating with prior customers to better assess their product needs, and to institute operational measures to insure on-time delivery of goods. At this writing, new manufacturer representation in the field, redesigned product literature, and internet advertising are all means by which the issuer plans to continue to enhance sales volumes in future periods.

         The most important general economic trend during fiscal year 1999 was the continued strength of the national economy, reflected in significant improvements in the major capital markets. In addition, the advent and subsequent rapid growth of the internet as an advertising and marketing medium, has opened many new possibilities for reaching yet untapped segments of what is, in many ways, a mature market. However a growing decline in domestic government spending for defense programs is expected to continue to impact the demand for military grade power supply products. Although it is the intention of the issuer to replace these retiring customers with newly developed industrial and commercial uses for these products, there is no certainty that these objectives will be attained.

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

ITEM 7.           FINANCIAL STATEMENTS

         Attached hereto and made a part of this filing is the audited consolidated balance sheets and related consolidated statements of operations, stockholders' deficit, and cash flows of the issuer for its fiscal years ended June 30, 1999 and June 30, 1998.

         The report of McGladrey & Pullen, LLP, dated December 23, 1999 on the issuer's 1999 consolidated financial statements is attached hereto and made part of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None to report in last two fiscal years.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Board of Directors as of June 30, 1999 consisted of six directors. All directors of the issuer presently serve until resignation or until the next annual shareholders' meeting.

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

         RAYMOND E. JOSLIN. Mr. Joslin was appointed as a Director of the issuer on October 7, 1997. Mr. Joslin currently serves as a Director, and as Vice President and Group Head of the Entertainment & Syndication Group, of Hearst Corporation. Mr. Joslin is also a Founding Director and Co-Chairman of Hearst/ABC Video Services, and serves as a Founding Director and Co-Chairman of each of the A&E Networks (which includes the History Channel) and Lifetime Television, which are 75% and 100% owned by Hearst/ABC Video Services, respectively. Mr. Joslin attended the Carnegie Institute of Technology and Harvard Business School and holds a Bachelor's Degree in Economics from Trinity College.

         SHANNON LEROY. Mr. LeRoy was appointed as a Director of the issuer on October 7, 1997. Mr. LeRoy currently serves as President of Tennessee Business Investment, Inc., the general partner of Equitas, L.P., a licensed Small Business Investment Company. From 1984 to 1994 Mr. LeRoy served as Senior Vice President of First Union National Bank of Tennessee, where he managed commercial banking. Mr. LeRoy is a Director of HLM Design, Inc., an architectural and engineering firm and Laure Beverage Company, Inc., a consumer beverage company. Mr. LeRoy holds a Bachelor of Arts degree from the University of North Carolina in Chapel Hill.

         ROBERT S. DORFMAN. Mr. Dorfman will become a Director upon the confirmation of the issuer's bankruptcy case. He is founder, owner and President of The Robert S. Dorfman Company which specializes in arranging financing for corporate clients, and also acts as a Manager of Crescent Capital. He is also the principal and President of Dorfman Securities, a registered NASD broker-dealer. Mr. Dorfman was formerly Managing Director-Business Development for Advest, Inc., a regional investment bank and brokerage firm and also held positions as Vice President of Corporate Finance at Berg & Co., and as a Banking Officer at National Westminster Bank, USA. Mr. Dorfman holds a Bachelor of Arts degree from Tufts University and a Master of Business Administration degree from Boston University.

EXECUTIVE OFFICERS OF THE ISSUER

         As of June 30, 1999 there were no other executive officers, other than the directors identified as such above (see Item 10 - "Executive Compensation").

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned by certain executive officers of the issuer for services in all capacities for the fiscal years ended June 30, 1998 and 1999. No other employee's annual salary and bonus exceeded $100,000 for the fiscal year.

                           SUMMARY COMPENSATION TABLE



                                                                                                SECURITIES
                                                                                                UNDERLYING
                                                                                                   STOCK
NAME                    YEAR                 PRINCIPAL POSITION                               SALARY ($)  OPTIONS

Melvin A. Becker        1999               Vice President, October 9, 1996-present             92,037
                        1998               President, Jan 1, 1984-October 9, 1996              97,192
                        1997                                                                  100,698           0


Fred G. Basso           1998                President, May 6, 1997-January 15, 1998            81,216           0
                        1997                                                                   18,847     150,000


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

         On October 9, 1996, the issuer entered into a three-year contract with Mr. Becker, under which he assumed the duties of Vice President for a base salary of $100,000 per annum. Prior to the Chapter 11 filing, Mr. Becker's employment was terminated by the issuer on January 6, 1998. On January 19, 1998 Mr. Becker was rehired by the issuer at an annual salary of $80,000 per year. On January 1, 1999 Mr. Becker's salary was increased to $90,000 annually.

         Fred G. Basso assumed the office of President of the issuer on May 6, 1997. His compensation consists of an annual cash salary of $140,000, and options for the purchase of 150,000 shares of Common Stock at a price of $.875 per share. Mr. Basso resigned his position with the issuer on January 15, 1998 prior to the Chapter 11 filing. Upon his resignation, all options to purchase shares of Common Stock expired. Subject to the terms of his employment contract, Mr. Basso has an allowed unsecured pre-petition claim against the issuer for $70,000 in severance compensation

         As of June 30, 1999, and subsequent to the end of the fiscal year, none of the above-mentioned options have been exercised.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants


                           Number of          % of Total
                           securities         Options/SARs
                           Underlying         Granted to         Exercise
                           Options/SARs       Employees          or Base           Expiration
Name                       Granted (#)        In Fiscal Year     (Price$/Sh)       Date
----                       ------------       --------------     -----------       ----------



(a) No stock options were issued during the fiscal year covered by this report

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values



                                                              Number of
                                                              Securities        Value of
                                                              Underlying        Unexercised
                                                              Unexercised       In-the-Money
                                                              Options/SARs      Options/SARs
                                                              At FY-End(#)      at FY-End($)

                           Shares Acquired  Value             Exercisable/      Exercisable/
Name                       On Exercise(#)   Realized($)       Unexercisable     Unexercisable

Melvin A. Becker                    0                0                 0/0               $0/$0

H. Rudolf Zeidler                   0                0                 0/0               $0/$0

Fred G. Basso(a)                    0                0                 0/0               $0/$0


(a) In accordance with the Employment Agreement executed between the issuer and Fred G. Basso, all options denoted, expired upon the date of employment contract termination.

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



                                                                                AMOUNT AND
                                                                                NATURE OF
                                                                                BENEFICIAL     PERCENT
                           NAME AND ADDRESS OF                                  OWNERSHIP         OF
TITLE OF CLASS             BENEFICIAL OWNER                                     (SHARES)        CLASS
--------------             --------------------                                 ---------     ------------
Common Stock               Millenia Capital Holdings, LLC(4)                    1,072,028         44.8
                           P.O. Drawer 9
                           Kensington, Connecticut 06037

                           Inverness Corporation(5)                             1,297,163(10)     35.2
                           1224 Mill Street, Bldg. A


                           East Berlin, Connecticut 06023

                           Bril Corp.(6)                                          149,468(15)      6.2
                           P.O. Drawer 9
                           Kensington, Connecticut 06037

                           Equitas, L.P.                                          263,189(11)      9.9
                           200 Glen Echo Road
                           Suite 101
                           Nashville, Tennessee 37215

                           Thomas O'Grady(2)                                      125,323          5.2

                           David H. Smith II(2)                                   125,323          5.2

                           Jeri Fink(2)                                           283,503         11.8

                           Sandra Roth(2)                                         146,503          6.1

                           Jonathan D. Betts(2)(7)                              2,518,959         63.7
                                                                               (8)(13)(14)
                                                                                 (shared)

                           Melvin A. Becker(2)                                    134,871(12)      5.4

                           Gary M. Laskowski (2)(7)                             2,528,859         64.0
                                                                               (9)(13)(14)
                                                                                (shared)

                           All Directors and Executive Officers                 2,663,830         65.1
                                    as a Group


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

(15) Includes 26,291 and 24,700 shares of Common Stock previously owned by Bril and transferred to Gary Laskowski as Trustee for Bril Corp. Profit Sharing Plan and Trust and Gary Laskowski as Trustee for Bril Corp. Money Purchase Plan, respectively, on September 15, 1997.

 .ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Jonathan D. Betts and Gary M. Laskowski, directors of the issuer, are officers of Venture Partners, Ltd., and of Inverness Corporation, both of which have provided capital to the issuer under several loan agreements:

(a) The issuer has entered into an agreement with Venture Partners whereby Venture Partners is paid a minimum of $10,600 per month, plus expenses, for various consulting services provided to the issuer. The issuer is not committed to pay Venture Partners under this agreement for future periods. During the years ended June 30, 1999 and 1998 the issuer incurred approximately $0 and $112,000 of expenses under this agreement, and for services provided outside of the agreement.

(b) Inverness has also entered into certain Revolving Loan Agreements with the issuer commencing on October 11, 1996 and December 31, 1996, and later amended on November 27, 1996, March 20, 1997. The notes under these Agreements provide for 18% annual interest and, as of June 30, 1998, provided for a maximum credit line of $8,000,000, secured by substantially all the assets of the issuer.

     During the year ended June 30, 1997, the issuer paid $100,000 in fees to Inverness in connection with these loan agreements.

(c) The issuer leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. As of June 30, 1999, obligations under these leases were approximately $142,872, and the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively.

(d) The issuer, pursuant to a court order entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. The debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 1999 the term of the note had expired, placing the issuer in default. At this time, no demand for repayment has been received by the issuer.

         At the year ended June 30, 1999 the issuer had approximately $6,000 in outstanding advances to Melvin A. Becker, an officer and director of the issuer. This advance is included in accounts receivable in the balance sheet of the issuer, and is to be repaid without interest over a fixed term.

A COPY OF THIS REPORT ON FORM 10-KSB FOR FISCAL YEAR 1999 MAY BE OBTAINED FREE OF CHARGE BY SENDING A REQUEST IN WRITING TO:

                               INVESTOR RELATIONS
                               POWER DESIGNS, INC.
                                14 COMMERCE DRIVE
                                DANBURY, CT 06810

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)                           EXHIBIT INDEX




Exhibit
Number                Description
-------               -----------

         Financial Statements

            Independent Auditor's Report

            Consolidated Balance Sheets - June 30, 1999 and 1998

            Consolidated Statements of Operations - Years Ended
              June 30, 1999 and 1998

            Consolidated Statements of Stockholders' Deficit - Years Ended
              June 30, 1999 and 1998

            Consolidated Statements of Cash Flows - Years Ended
              June 30, 1999 and 1998

            Notes to Consolidated Financial Statements

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

(10)       MATERIAL CONTRACTS

(i)      Plan of Reorganization
                  (INCORPORATED BY REFERENCE TO EXHIBIT

                  10(i) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1994)

(ii)     Final Decree
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(ii) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1994)

(iii)    Employee Incentive Stock Option Program
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                   10(vi) TO FORM 10-KSB FOR THE FISCAL
                   YEAR ENDED JUNE 30, 1995)

(iv) Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
                  (INCORPORATED BY REFERENCE TO EXHIBIT
                  10(xv) TO FORM 10-KSB FOR THE FISCAL
                  YEAR ENDED JUNE 30, 1998)

(v) Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

(vi) Disclosure Statement for the Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

(27)     Financial Data Schedules

 (i)     Financial Data Schedules

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the fiscal year covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 28, 2000                            POWER DESIGNS, INC.
         Danbury, Connecticut                             (Registrant)


                                               By: /s/ Anthony F. Intino II
                                                   ----------------------------
                                                   Anthony F. Intino II,
                                                   Chief Financial Officer

                                               By: /s/ Jonathan D. Betts
                                                 -------------------------------
                                                   Jonathan D. Betts,
                                                   Chairman of the Board

                                               By: /s/ Melvin A. Becker
                                                 ------------------------------
                                                   Melvin A. Becker,
                                                   Director

                                               By: /s/ Gary M. Laskowski
                                                  ------------------------------
                                                   Gary M. Laskowski,
                                                   Director

                                               By: /s/ Robert R. Sparacino
                                                 -------------------------------
                                                   Robert R. Sparacino,
                                                   Director

                                               By: /s/ Raymond E. Joslin
                                                  -----------------------------
                                                   Raymond E. Joslin,
                                                   Director

                                               By: /s/ Shannon LeRoy
                                                 ------------------------------
                                                   Shannon LeRoy,
                                                   Director

                       POWER DESIGNS, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                  JUNE 30, 1999

                                    CONTENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                F-3
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
   Consolidated balance sheets                                              F-5
   Consolidated statements of operations                                    F-6
   Consolidated statements of stockholders' deficit                         F-7
   Consolidated statements of cash flows                                    F-8
   Notes to consolidated financial statements                               F-9
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Power Designs, Inc.
Danbury, Connecticut


We have audited the accompanying consolidated balance sheets of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, on January 22, 1998, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code and has sustained recurring losses from operations. These matters raise substantial doubt about the

Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.



New Haven, Connecticut
December 23, 1999

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                     1999           1998
                                                                              ----------------------------
ASSETS (Note 11)
Current Assets
   Cash                                                                       $     53,395    $     41,362
   Accounts receivable, less allowance for doubtful accounts
     of $21,625 in 1998 (Note 12)                                                  425,289         493,595
   Inventories (Note 6)                                                            710,874         766,438
   Prepaid expenses                                                                 44,203          34,490
                                                                              ----------------------------
             TOTAL CURRENT ASSETS                                                1,233,761       1,335,885
                                                                              ----------------------------

Equipment and Leasehold Improvements, net (Notes 7 and 12)                         395,372         538,098

Other Assets                                                                       164,937         164,913
                                                                              ----------------------------

                                                                              $  1,794,070    $  2,038,896
                                                                              ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Notes payable (Note 11)                                                    $    245,000    $    245,000
   Advances under factoring agreement (Note 12)                                    129,203         253,327
   Accounts payable                                                                138,423          91,503
   Accrued expenses                                                                149,757         111,585
   Accrued legal fees                                                              132,751          73,365
   Accrued interest                                                                  4,027           4,027
                                                                              ----------------------------
             TOTAL CURRENT LIABILITIES                                             799,161         778,807

Liabilities subject to compromise (Note 13)                                     16,970,032      15,675,036
                                                                              ----------------------------

                                                                                17,769,193      16,453,843
                                                                              ----------------------------

Commitments and Contingencies (Notes 3, 4, 9, 15, 16, 17 and 18)

Stockholders' Deficit
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     2,391,493 shares issued and outstanding at June 30, 1999
      and 1998 (Notes 11 and 15)                                                       240             240
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
     316,743 shares issued and outstanding at June 30, 1999
      and 1998 (Notes 11 and 15)                                                     3,167           3,167
   Additional paid-in capital (Note 15)                                          1,382,807       1,382,807
   Accumulated deficit                                                         (17,361,337)    (15,801,161)
                                                                              ----------------------------

                                                                               (15,975,123)    (14,414,947)
                                                                              ----------------------------

                                                                              $  1,794,070    $  2,038,896
                                                                              ============================

See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    1999           1998
                                                                --------------------------
Net Sales                                                       $ 2,875,686    $ 2,602,387

Cost of Sales                                                     1,767,242      3,706,823
                                                                --------------------------

             GROSS PROFIT (LOSS)                                  1,108,444     (1,104,436)
                                                                --------------------------

Operating Expenses
   Selling, general and administrative expenses                     802,311      1,804,202
   Research and development                                         108,883        406,260
   Depreciation and amortization                                     35,309      3,120,871
                                                                --------------------------
                                                                    946,503      5,331,333
                                                                --------------------------

             INCOME (LOSS)  BEFORE OTHER INCOME (EXPENSE) AND
                REORGANIZATION ITEMS                                161,941     (6,435,769)

Other Income (Expense)
   Investment income                                                  3,601          2,438
   Interest expense (contractual interest $1,778,949 in 1999,
     $2,149,585 in 1998) (Note 19)                               (1,552,299)    (2,059,385)
   Other                                                            (97,267)       (38,826)
                                                                --------------------------
                                                                 (1,645,965)    (2,095,773)
                                                                --------------------------

             LOSS BEFORE REORGANIZATION ITEMS                    (1,484,024)    (8,531,542)

Reorganization Items (Note 14)                                       76,152        117,525
                                                                --------------------------

             NET LOSS                                           $(1,560,176)   $(8,649,067)
                                                                ==========================

Weighted average number of common shares outstanding              2,391,493      2,391,493
                                                                ==========================

Net loss per common share                                       $     (0.65)   $     (3.62)
                                                                ==========================

See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                         Common Stock         Preferred Stock
                                     ----------------------------------------------------------------------
                                                                                  Additional
                                       Shares      Par        Shares     Par       Paid-In    Accumulated
                                       Issued     Value       Issued    Value      Capital      Deficit
                                     ----------------------------------------------------------------------

Balance, June 30, 1997               2,391,493   $ 240       316,743   $ 3,167   $  1,382,807   $ (7,152,094)

   Net loss                                 --      --             --      --             --      (8,649,067)
                                     ------------------------------------------------------------------------

Balance, June 30, 1998               2,391,493     240       316,743     3,167      1,382,807    (15,801,161)

   Net loss                                 --      --            --       --             --      (1,560,176)
                                     ------------------------------------------------------------------------

BALANCE, JUNE 30, 1999               2,391,493   $ 240       316,743   $ 3,167   S  1,382,807   $(17,361,337)
                                     ========================================================================

See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 199 8
--------------------------------------------------------------------------------

                                                                                 1999          1998
                                                                            ---------------------------
Cash Flows From Operating Activities
   Net loss                                                                 $(1,560,176)   $(8,649,067)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              151,315      3,252,781
     Provision for bad debts                                                         --        125,539
     Amortization of debt discount                                                   --        289,000
     Reorganization items                                                        76,152        117,525
     Changes in operating assets and liabilities:
           Decrease in accounts receivable                                       68,306        110,007
           Decrease in inventories                                               55,564      1,125,809
           Increase in prepaid expenses                                          (9,713)       (32,967)
           (Increase) decrease in other assets                                      (24)        53,571
           Increase in accounts payable and accrued expenses                  1,380,087      1,704,864
           Increase in payables related to reorganization                            --         86,461
                                                                            ---------------------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
                  REORGANIZATION ITEMS                                          161,511     (1,816,477)
                                                                            ---------------------------

     Reorganization items paid                                                  (16,766)        (8,621)
                                                                            ---------------------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              144,745     (1,825,098)
                                                                            ---------------------------
Cash Flows From Investing Activities
     Purchase of property and equipment                                          (8,588)       (29,992)
                                                                            ---------------------------
               NET CASH USED IN INVESTING ACTIVITIES                             (8,588)       (29,992)
                                                                            ---------------------------
Cash Flows From Financing Activities
   Payment of deferred financing costs                                               --        (25,000)
   Principal payments on capital lease obligations                                   --        (24,756)
   Net increase in revolving loans payable                                           --      1,178,912
   Proceeds from notes payable                                                       --        578,000
   Principal payments on notes payable                                               --        (72,930)
   Net advances (payments) under factoring agreement                           (124,124)       253,327
                                                                            ---------------------------
               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (124,124)     1,887,553
                                                                            ---------------------------

               NET INCREASE IN CASH                                              12,033         32,463

Cash, beginning of  year                                                         41,362          8,899
                                                                            ---------------------------

Cash, end of year                                                           $    53,395    $    41,362
                                                                            ===========================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                               $    54,651    $   820,244
                                                                            ===========================

   Cash payments for income taxes                                           $       500    $       639
                                                                            ===========================

Supplemental Schedule of Noncash Investing and Financing Activities
   Capital lease obligations incurred for equipment                         $      --      $    88,996
                                                                            ===========================

   Reclassification of idle equipment                                       $      --      $   142,872
                                                                            ===========================

See Notes to Consolidated Financial Statements

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

Note 1.  CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION

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

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed June 8, 1998 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not determinable. In May 1998, the Debtor filed a plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed with the Bankruptcy Court in November 1999. The consummation of this plan for the Company will require the requisite vote of impaired creditors under the Code and confirmation of the plan by the court.

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

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

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

The Company plans to supply a greater percentage of its working capital needs through improved operating cash flows. This improved operating cash flow is predicated upon a stabilized core product manufacturing process and increased revenue. In addition, the Company plans to meet its obligations pursuant to the amended plan of reorganization and debtor in possession financing with cash accumulated by the Company at the confirmation date and funds obtained from commercial financing arrangements. The Company estimates that they need to obtain approximately $700,000 in additional financing to be able to meet its operating cash flows and obligations subsequent to confirmation of the plan of reorganization. Currently, the Company has not obtained any additional financing and there can be no assurances that the Company will be successful in obtaining such financing in the future.

Note 2.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a provider of customized power supply products to both original equipment manufacturers and end users in the electronics industry. The Company designs, develops, manufactures and markets highly regulated direct current power supplies as well as a line of variable auto-transformers. These power supplies function by taking electric current from batteries or commercial power lines and converting it into controlled voltages or currents for the

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


operation of transistorized or micro-circuit equipment. These products are routinely used in critical applications in industrial, commercial, nuclear monitoring, consumer and medical diagnostic equipment. During the period from October 1996 until January 1998, the Company's principal product was an innovative, proprietary uninterruptible power supply/power line conditioning ("UPS/PLC") product capable of servicing widely divergent power supply sources worldwide. The Company's principal products now include variable auto-transformers, switching and linear power supplies for use in military and laboratory applications, and regulated linear direct current power supplies. Segment information is not presented since the Company's revenue is attributed to a single reportable segment.

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

Certain significant estimates include the allowance for slow-moving and obsolete inventory, accrued warranty expenses and required provisions for impairment of long-lived assets and certain intangible assets. These estimates are susceptible to change in the near term, and these changes could be significant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Power Designs, Inc. and its wholly-owned subsidiary, PDIXF Acquisition Corp. ("PDIXF"). All intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from sales of the Company's products is recognized when the related products are shipped because the Company is not obligated to perform significant activities after product shipment.

INVENTORIES

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


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

INTANGIBLE ASSETS

During the second quarter of 1998, management of the Company reviewed the recoverability of recorded goodwill and wrote off the balance as there was estimated to be no continuing fair value associated with the intangible asset. Amortization in the amount of $2,870,432 was charged against operations for the year ended June 30, 1998.

OTHER ASSETS

Other assets consist primarily of equipment that was taken out of service and idle at June 30, 199 9 and 1998. This equipment is being leased under capital leases with Inverness (See Note 9).

ESTIMATED WARRANTY EXPENSES

The Company currently sells its products with a warranty that provides for repairs or replacements of any defective parts for one year after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience. During the year ended June 30, 1999, the Company decreased its warranty accrual by approximately $190,000 due to facts and circumstances known to them at that time, including the expiration of the warranty coverage period for certain products.

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

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

"Statement of Financial Accounting Standards ("SFAS") No. 107," "Disclosures about the Fair Value of Financial Instruments," requires the disclosure of the fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practical to estimate that value. The Company has the following financial instruments: cash, accounts receivable, advances under factoring agreement, accounts payable, accrued expenses and notes payable. The Company considers the carrying amount of these items, excluding notes payable, to approximate the fair value because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 11 for the fair value disclosures of notes payable.

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed the net loss as presented in the consolidated statements of operations and the amounts used to compute basic and diluted loss per share. For the years ended June 30, 1999 and 1998, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

RECLASSIFICATIONS

Certain items on the consolidated statement of operations as of June 30, 1998 have been reclassified with no effect on net loss, to be consistent with the classifications adopted for June 30, 1999.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 3.   BUSINESS COMBINATION

In conjunction with the purchase of the assets of two divisions, Technipower, Inc. and Constant Power, Inc., from Penril DataComm Networks, Inc on October 11, 1996, the Company entered into an agreement which provides that a portion of the purchase price would be paid in the form of a royalty, computed as 2% of quarterly sales of certain products, from September 30, 1997 to June 30, 2001. As of June 30, 1999, the Company has not had any material sales of products under this agreement.

Note 4.   MAJOR CUSTOMER

Net sales for the year ended June 30, 1999 include sales to various gover nmental agencies and military departments which aggregated together were approximately $496,000 (approximately 17% of sales). Accounts receivable from these agencies and departments at June 30, 1999 were approximately $76,000. There were no major customers during the year ended June 30, 1998.

Note 5.   DEPENDENCE ON SUPPLIERS

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

Note 6.   INVENTORIES

At June 30, 1999 and 1998, inventories consisted of the following:

                                   1999         1998
                                ----------------------
Raw materials                   $ 712,412    $ 780,131
Work in process                   139,854      142,284
Finished goods                     23,608       24,023
Allowance for slow-moving and
   obsolete inventory            (165,000)    (180,000)
                                ----------------------
                                $ 710,874    $ 766,438
                                ======================

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 7.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At June 30, 1999 and 1998, equipment and leasehold improvements consisted of the following:

                                   1999        1998
                                ----------------------
Leasehold improvements          $  92,610    $  92,610
Machinery and equipment           730,049      721,460
Furniture and fixtures              6,720        6,720
                                ----------------------
                                  829,379      820,790
Less accumulated depreciation    (434,007)    (282,692)
                                ----------------------
                                $ 395,372    $ 538,098
                                ======================


As of June 30, 1999 and 1998, the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively, which are included in other assets on the accompanying balance sheet.

Note 8.   INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998, are presented below:

                                          1999           1998
                                      ---------------------------
Deferred tax assets:
   Net operating loss carryforwards   $ 5,365,200    $ 4,904,000
   Allowance for doubtful accounts           --            8,700
   Inventory                              192,000             --
   Warranty accrual                         4,000         80,800
   Property and equipment                  33,700             --
   Interest accrual                       848,500        309,000
   Other accruals                          21,900         23,500
                                      ---------------------------

Gross deferred tax assets               6,465,300      5,326,000

Less valuation allowance                6,465,300      5,222,500
                                      ---------------------------
Net deferred tax assets                        --        103,500

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Deferred tax liabilities:
   Property and equipment                      --        (19,100)
   Inventory                                   --        (84,400)
                                      ---------------------------
                                      $        --    $       --
                                      ===========================


For the years ended June 30, 1999 and 1998, tax benefits recognized for net operating losses incurred were offset by equal increases to the valuation allowance for deferred taxes, resulting in no income tax expense or benefit reflected on the Statement of Operations.

As of June 30, 1999, the Company had net operating loss carryforwards of approximately $13,380,000 available to reduce future federal and state taxable income, which expire as follows:

                      Expiration          Amount
                      ----------      -----------
                         2000        $    10,000
                         2001             10,000
                         2002             10,000
                         2003             10,000
                         2004             10,000
                         2005             10,000
                         2006             10,000
                         2007             10,000
                         2008             10,000
                         2009             55,000
                         2010            529,000
                         2011            549,000
                         2012          3,140,000
                         2013          7,866,000
                         2014          1,151,000
                                     -----------
                                     $13,380,000
                                     ===========


Changes in ownership or debt discharge could result in a reduction or limitation on the use of these net operating loss carryforwards.

Note 9.   LEASES

The Company leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. In addition, the Company has entered into operating leases for the rental of facilities space and other property. Under the lease for the facilities space, the Company is required to pay, among other items, all real estate and personal

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


property taxes, and insurance. Future minimum lease payments under operating leases are as follows:

                                              Operating
             Period Ending June 30,            Leases
             ----------------------         --------------
             2000                               $ 186,600
             2001                                 186,600
             2002                                 186,600
             2003                                 124,400
             2004
                                            --------------
                                                $ 684,200
                                            ==============

During the year ended June 30, 1999, there have been no payments made on capital leases. Obligations under capital leases in the amount of $142,872 have been classified as liabilities subject to compromise at June 30, 1999 and 1998.

Total rent expense charged to operations under operating leases was approximately $208,000 for the years ended June 30, 1999 and 1998.

Note 10.   PRIOR REORGANIZATION

During the year ended June 30, 1994, the Company emerged from Chapter 11 of the Federal bankruptcy court - State of New York. In accordance with the terms set by the bankruptcy court, unsecured creditors agreed to accept twenty percent of the amount due to them for pre-petition claims (five percent upon emerging from bankruptcy and the remaining 15% over a period of three years).

The amounts due to these unsecured creditors, as well as other amounts due to various taxing authorities, are due and payable with interest, at June 30, 1999 and 1998, as follows:

                                                            1999          1998
                                                          ----------------------
             Class VI creditors (former unsecured
                creditors)                                $ 10,960      $ 10,960

             Class V creditors (taxing authorities and
                union fees)                                177,626       177,626
                                                          ----------------------
                                                          $188,586      $188,586
                                                          ======================

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


At June 30, 1999 and 1998, the Company was in default due to its failing to make all appropriate payments as required by the bankruptcy court. The amounts at June 30, 1999 and 1998 are shown as liabilities subject to compromise in the consolidated balance sheet.

Note 11.   NOTES PAYABLE

                                                                                    1999          1998
                                                                                -------------------------
NOTES PAYABLE CLASSIFIED AS LIABILITIES SUBJECT TO COMPROMISE

    Revolving loans payable to Inverness due upon demand, interest payable monthly at 18%, secured by substantially all assets of the
       Company                                                                  $ 7,015,553   $ 7,015,553

    Term notes, subordinated to Inverness notes, payable to preferred stockholders, due October 31, 2001, interest payable quarterly at 8%,
       secured by substantially all assets of the Company                         1,087,415     1,087,415

    Term note payable to seller of divisions acquired in October 1996 (see
       Note 3), due July 31, 1997, interest payable monthly at the prime rate plus 2%, secured by all outstanding PDIXF stock, and
       substantially all assets of the Company                                      990,000       990,000

    Unsecured bridge loans, subordinated to Inverness notes, payable to various third parties, principal and accrued interest at 10% due no later than July 31, 1998. Effective interest rate of 12.1% based on
       maturity date of July 31, 1998                                             1,653,500     1,653,500

    Unsecured short term loans payable, due March 31, 1998,
       interest at 10%                                                              300,000       300,000

    Unsecured short term notes, subordinated to Inverness
       Notes, due no later than April 30, 1998, interest at 10%                     313,000       313,000
                                                                                -------------------------
                                                                                $11,359,468   $11,359,468
                                                                                =========================

Management estimates that the fair value of the above debt instruments and the debtor in possession facility described in this footnote is approximately $2 million after giving effect to the Company's current bankruptcy filing and current borrowing rate.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


REVOLVING LOANS PAYABLE

The Company is in violation of certain covenants contained in the loan agreements. These loans have been classified as liabilities subject to compromise.

TERM NOTES

These notes were issued to various investors in conjunction with the private placement sale of these notes, the Company's preferred stock and common stock purchase warrants. The Company is in violation of certain covenants contained in the related loan agreements. These notes have been classified as liabilities subject to compromise.

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

UNSECURED BRIDGE LOANS

These loans were issued as part of a private placement offering of $100,000 units comprised of these notes and common stock purchase warrants, which commenced on March 21, 1997, and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998, and 40,000 warrants to acquire shares of the Company's common stock for $.25 per share. Upon issuance of these loans, $289,000 was allocated to warrants and fully amortized during fiscal year 1998. The obligations outstanding of $1,653,500 at June 30, 1999 and 1998 have been classified as liabilities subject to compromise.

UNSECURED SHORT TERM NOTES

These notes were issued to various investors. For each note issued, the lender received a specified number of warrants to acquire shares of the Company stock for $.25 per share. At June 30, 1998, there was no fair value associated with these warrants, thus no amount was allocated to the warrants.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


DEBTOR IN POSSESSION FACILITY

In January 1998, pursuant to a court order, the Company, as debtor-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 1999 and 1998, $245,000 was outstanding under this loan agreement. As of this date, the term of the note has expired placing the Company in default. At this time, no demand for repayment has been received by the Company.

Note 12.  FACTORING AND LOAN AGREEMENT

In March 1998, the Company, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold with recourse to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September 1998, this agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days, and an annual interest rate of prime plus 2.5% on the outstanding amount advanced. As this arrangement does not meet the criteria of a sale, receivables sold with recourse to Porter are included in the accompanying balance sheets. In addition, advances under this agreement are included in the accompanying balance sheets.

Note 13.  LIABILITIES SUBJECT TO COMPROMISE

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

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Liabilities subject to compromise are as follows:

                                                         1999             1998
                                                     ----------------------------
           Accounts payable, trade                   $ 2,394,099      $ 2,344,828
           Accrued expenses                            2,885,007(2)     1,639,282(1)
           Obligations under capital leases              142,872          142,872
           Payables related to 1994 reorganization
                including accrued interest               188,586          188,586
           Notes payable:
                Affiliated companies                   7,015,553        7,015,553
                 Preferred shareholders                1,087,415        1,087,415
                Seller of assets acquired                990,000          990,000
                Others                                 2,266,500        2,266,500
                                                     ----------------------------
                                                     $16,970,032      $15,675,036
                                                     ============================

         (1) Includes accrued interest at January 22, 1998 and accrued interest on secured obligations from January 22, 1998 to June 30, 1998.
         (2) Includes accrued interest at January 22, 1998 and accrued interest on secured obligations from January 22, 1998 to June 30, 1999.

As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date. Contractual interest expense of $90,200 and $226,650 was not recorded on certain unsecured pre-petition debt for the period January 22, 1998 (filing date) through June 30, 1998 and the year ended June 30, 1999, respectively.

Note 14.  REORGANIZATION ITEMS

The components of reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations were as follows:

                                                 1999          1998
                                               ----------------------
           Reorganization items
              Professional fees                $ 60,152      $105,940
              U.S. trustee fees                  16,000         8,000
              Other                                --           3,585
                                               ----------------------
                                               $ 76,152      $117,525
                                               ======================

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 15.  CAPITAL STOCK

PREFERRED STOCK

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

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 16.  STOCK OPTION AND WARRANT PLANS

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the statements of operations for grants under the option plan.

There were no options issued during the year ended June 30, 1999 and 1998. As such, net loss as reported is the same as the pro forma amount required to be disclosed.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


A summary of the status of the Company's stock option plan at June 30, 1999 and 1998, and changes during the years then ended, is as follows:

                                                                   Weighted
                                                                    Average
                                            Shares       Options   Exercise
                                           Reserved    Outstanding   Price
                                          ---------------------------------
           Balance, June 30, 1997           573,958      536,764      $0.38
              Canceled                         --       (260,781)      0.61
              Granted
              Exercised                        --           --         --
                                          ---------------------------------

           Balance, June 30, 1998           573,958      275,983      $0.16
              Canceled                         --       (275,983)      0.16
              Granted                          --           --         --
              Exercised                        --           --         --
                                          ---------------------------------

           BALANCE, JUNE 30, 1999           573,958         --        $--
                                          =================================


There were no options granted or exercised during the years ended June 30, 1999 and 1998.

STOCK WARRANTS

During the year ended June 30, 1998, in conjunction with the sale of certain notes to various investors, the Company issued 40,000 common stock purchase warrants ("warrants") which are exercisable at $.25 per share. Due to the significant financial difficulties and bankruptcy proceedings of the Company, there was no fair value associated with these warrants, thus no amount was allocated to the warrants.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


The following table summarizes warrants outstanding at June 30, 1999 and 1998, and the changes in warrants during the years then ended:

                                                                Weighted-
                                                                Average
                                       Shares     Number of     Exercise
                                      Reserved      Shares       Price
                                    -----------------------------------
           Balance, June 30, 1997     2,375,312     2,375,312     $0.36
              Canceled
              Granted                    40,000        40,000      0.25
              Exercised
                                    -----------------------------------

           Balance, June 30, 1998     2,415,312     2,415,312      0.36
              Canceled
              Granted
              Exercised
                                    -----------------------------------

           BALANCE, JUNE 30, 1999     2,415,312     2,415,312     $0.36
                                    ===================================

A further summary of warrants outstanding at June 30, 1999, is as follows:

                                 Warrants Outstanding                        Warrants Exercisable
                     ----------------------------------------------------------------------------------
                                      Weighted-
                                       Average             Weighted-                       Weighted-
                                      Remaining             Average                        Average
  Range of Exercise     Number       Contractual           Exercise         Number         Exercise
       Prices        Outstanding    Life (In Years)          Price        Exercisable       Price
-------------------------------------------------------------------------------------------------------
    $.25 to $.875     2,415,312          2.5                  $.36         2,415,312         $.36

NOTE 17.  401(K) PLAN

The Company maintains a 401(k) profit sharing plan for the benefit of substantially all its employees who meet certain minimum eligibility requirements and who elect to participate. Under the terms of the Plan, participants can contribute up to 15% of their pay to the extent permitted by law. The Company may make matching contributions to the Plan equal to 50% of the employees' annual contributions, as well as discretionary non-matching contributions, however the annual matching contribution is limited to 13% of participant compensation. Participants are immediately vested in their contribution. There were no contributions to the Plan during the years ended June 30, 1999 and 1998.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 18.  LITIGATION

A lawsuit has been brought against the Company by an entity seeking payment for goods and services provided to the Company. With regards to this lawsuit, the Company has entered into a forbearance agreement with the plaintiffs to make weekly payments on the liability of approximately $144,300 plus interest at 8%. At June 30, 1999 and 1998, the Company was in default of this forbearance agreement and the remaining obligation of $133,944 has been classified as liabilities subject to compromise.

Note 19.  RELATED PARTY TRANSACTIONS

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

At June 30, 1999 and 1998, advances due from a member of senior management approximated $6,000 and are included in accounts receivable in the balance sheet.

As outlined in Notes 5, 9 and 11 to the consolidated financial statements, the Company has various lending agreements with Venture Partners and Inverness whose principals are also directors of the Company. Interest expense incurred on these loans totaled $1,337,709 and $1,354,678 for the years ended June 30, 1999 and 1998, respectively.

POWER DESIGNS, INC. AND SUBSIDIARY

JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


Note 20.  ENTERPRISE WIDE DISCLOSURES

The following table presents revenues from external cusomters for each of the Company's groups of products for the years ended June 30, 1999 and 1998:

                                                     1999                1998
                                                  ------------------------------
Military power supplies                           $1,457,302          $1,036,528
Variable auto transformers                           743,862             927,073
Linear power supplies                                426,150             398,302
Service support                                      248,372              89,602
UPS/PLC products                                         --              150,882
                                                  ------------------------------
                                                  $2,875,686          $2,602,387
                                                  ==============================

Sales to foreign customers were approximately $29,150 and $192,000 for the years ended June 30, 1999 and 1998, respectively. All other revenues were to customers in the United States. All long-lived assets are in the United States.

See Note 4 for information related to a major customer.