Form 10QSB
period 1999-09-30
POWER DESIGNS INC
filed 2000-02-29
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended September 30, 1999.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________to ______________.

Commission File No.   0-1921
                   ---------

                               POWER DESIGNS INC.
    ------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

         DELAWARE                                          11-1708714
-----------------------------                   -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

14 COMMERCE DRIVE, DANBURY, CONNECTICUT                                06810
---------------------------------------                                -----
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

         Yes             No   X
            --------       --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

         Yes             No   X
            --------       --------

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                    PAGE NO.

Item 1.           FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheet as of
                  September 30, 1999 and 1998.......................................................5

                  Condensed Consolidated Statement of Operations for
                  the three months ended September 30, 1999 and 1998................................6

                  Condensed Consolidated Statement of Changes
                  in Stockholders' Deficit for the three months ended
                  September 30, 1999 and 1998.......................................................7

                  Condensed Consolidated Statement of Cash Flows for
                  the three months ended September 30, 1999 and 1998................................8

                  Notes to Condensed Consolidated Financial Statements..............................9

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITIONS AND RESULTS OF
                  OPERATIONS.......................................................................13

PART II - OTHER INFORMATION

Item 3.           DEFAULTS ON SENIOR SECURITIES....................................................17
Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................18

Signatures.........................................................................................19


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           September 30, 1999 and 1998


                                                                                    1999                         1998
                                                                                    ----                         ----


  ASSETS

Current Assets:
 Cash                                                                       $            118,200         $            126,175
 Accounts receivable, less allowance for doubtful accounts                               376,786                      417,646
 Inventories                                                                             746,846                      818,033
 Prepaid expenses                                                                         31,557                       36,344
                                                                            ---------------------        ---------------------
    TOTAL CURRENT ASSETS                                                               1,273,389                    1,398,198
                                                                            ---------------------        ---------------------
Equipment and Leasehold Improvements, net                                                357,440                      502,508
                                                                            ---------------------        ---------------------
Other Assets:
 Other assets                                                                            164,937                      164,913
                                                                            ---------------------        ---------------------
                                                                                         164,937                      164,913
                                                                            ---------------------        ---------------------
    TOTAL ASSETS                                                            $          1,795,766         $          2,065,619
                                                                            =====================        =====================
LIABILITIES AND STOCKHOLDERS'
          DEFICIT

Current Liabilities
 Debtor in possession facility                                              $            245,000         $            245,000
 Advances under factoring agreement                                                       38,860                      271,100
 Accounts payable                                                                        159,120                      124,937
 Accrued expenses                                                                        173,958                      106,609
 Accrued legal fees                                                                      132,751                       73,365
 Accrued interest                                                                          4,027                        4,029
                                                                            ---------------------        ---------------------
    TOTAL CURRENT LIABILITIES                                                            753,716                      825,040
                                                                            ---------------------        ---------------------
Long-Term Liabilities
 Liabilities subject to compromise                                                    17,346,647                   16,068,645
                                                                            ---------------------        ---------------------
                                                                                      17,346,647                   16,068,645
                                                                            ---------------------        ---------------------
    TOTAL LIABILITIES                                                                 18,100,363                   16,893,685
                                                                            ---------------------        ---------------------
Stockholders' Deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized                               240                          240
 2,391,493 shares issued and outstanding at September 30, 1999
 Preferred stock, $.01 par value, 1,000,000 shares authorized;                             3,167                        3,167
 316,743 shares issued and outstanding at September 30, 1999
 Additional paid-in capital                                                            1,382,807                    1,382,807
 Accumulated deficit                                                                (17,690,811)                 (16,214,280)
                                                                            ---------------------        ---------------------
    TOTAL STOCKHOLDERS' DEFICIT                                                     (16,304,597)                 (14,828,066)
                                                                            ---------------------        ---------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $          1,795,766          $         2,065,619
                                                                            =====================        =====================



                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

             For The Three Months Ended September 30, 1999 and 1998

                                                                 3 months ended       3 months ended
                                                                September 30, 1999   September 30, 1998
Net Sales                                                          $   823,912         $   745,706

Cost of Sales                                                          502,397             487,225
                                                                   -----------         -----------
              GROSS PROFIT (LOSS)                                      321,515             258,481

Operating Expenses
     Selling, general and admin. expense                               196,497             181,167
     Research and development                                           43,134              39,768
     Depreciation and amortization                                       8,791               8,861
                                                                   -----------         -----------
                                                                       248,422             229,796
              NET PROFIT (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS                        73,093              28,685
                                                                   -----------         -----------
Other income (expense):
  Investment income                                                         --               3,628
  Interest expense                                                    (388,967)           (407,117)
  Other                                                                 (9,600)            (34,315)
                                                                   -----------         -----------
              OTHER EXPENSE                                           (398,567)           (437,804)
                                                                   -----------         -----------
              NET PROFIT (LOSS) BEFORE REORGANIZATION ITEMS           (325,474)           (409,119)

Reorganization items                                                     4,000               4,000
                                                                   -----------         -----------
              NET PROFIT (LOSS)                                    $  (329,474)        $  (413,119)
                                                                   ===========         ===========
Weighted average number of common
shares outstanding                                                   2,391,493           2,391,493
                                                                   ===========         ===========
Net profit (loss) per share                                        $     (0.14)        $     (0.17)
                                                                   ===========         ===========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

               For The Three Months Ended March 31, 1999 and 1998


                                          Common Stock                                   Preferred Stock
                                ------------------------------    ------------------------------------------------------------------
                                                                                                      Additional
                                    Shares            Par            Shares            Par             Paid In        Accumulated
                                    Issued           Value           Issued           Value            Capital          Deficit
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 1998             2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(15,801,161)

Net loss                                  --               --               --               --               --         (413,119)
                                ------------     ------------     ------------     ------------     ------------     ------------
Balance, September 30, 1998        2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(16,214,280)
                                ============     ============     ============     ============     ============     ============


Balance, June 30, 1999             2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(17,361,337)

Net Loss                                  --               --               --               --               --         (329,474)
                                ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 1999        2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(17,690,811)
                                ============     ============     ============     ============     ============     ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

             For The Three Months Ended September 30, 1999 and 1998

                                                                                3 months ended      3 months ended
                                                                               September 30, 1999  September 30, 1998
Cash Flows From Operating Activities
  Net loss                                                                         $(329,474)        $(413,119)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                                 37,932            37,812
        Reorganization items                                                           4,000             4,000
        Changes in operating assets and liabilities, net of assets acquired in business combination:
               Decrease (increase) in accounts receivable                             48,503            75,949
               Decrease (increase) in inventories                                    (35,972)          (51,595)
               Decrease (increase) in prepaid expenses                                12,646            (1,854)
               Decrease (increase) in other assets                                        --                --
               Increase (decrease) in accounts payable and accrued expenses          412,513           422,069
               Increase (decrease) in payables related to reorganization                  --                --
                                                                                   ---------         ---------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                       BEFORE REORGANIZATION ITEMS                                   159,148            73,262
                                                                                   ---------         ---------
Reorganization items
    Reorganization items paid                                                         (4,000)           (4,000)
                                                                                   ---------         ---------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              155,148            69,262

Cash Flows From Investing Activities
       Purchase of property and equipment                                                 --            (2,222)
                                                                                   ---------         ---------
                    NET CASH USED IN INVESTING ACTIVITIES                                 --            (2,222)

Cash Flows From Financing Activities
       Advances (repayments) under factoring agreement                               (90,343)           17,773
                                                                                   ---------         ---------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (90,343)           17,773
                                                                                   ---------         ---------
                    NET INCREASE (DECREASE) IN CASH                                   64,805            84,813

Cash (overdraft) and cash equivalents, beginning of period                            53,395            41,362
                                                                                   ---------         ---------
Cash (overdraft) and cash equivalents, end of period                               $ 118,200         $ 126,175
                                                                                   =========         =========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

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

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended September 30, 1999 and September 30, 1998 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

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

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:


Notes payable - affiliated companies                 $    7,015,553    (a)
Notes payable - preferred shareholders                    1,087,415    (a)
Notes payable - seller of assets acquired                   990,000    (a)
Notes payable - others                                    2,266,500
Accounts payable                                          2,394,099
Accrued expenses                                            369,638
Accrued interest                                          2,891,984
Capital lease obligation                                    142,872    (a)
Payables related to 1994 reorganization including
  accrued interest                                          188,586
                                                     --------------
Total                                                $   17,346,647


(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Amended Plan of Reorganization filed November 24, 1999 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1999. Additional interest in the amount of $376,616 on these secured obligations was accrued for the three months ended September 30, 1999. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of July 1, 1999 through September 30, 1999.


Cash flows from operating activities:
  Cash received from customers                                               $  865,039
  Cash paid to suppliers and employees                                        (702,279)
  Interest paid                                                               ( 21,678)
                                                                              ---------
    Net cash provided by operating activities before
      reorganization items                                                      141,082
                                                                                -------
  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                                   (4,000)
                                                                                -------
     Net cash (used in) reorganization items                                    (4,000)
                                                                                -------

     Net cash provided by (used in) operating activities                        137,082
                                                                                -------
Cash flows from investing activities:
    Distributions from limited partnership                                            0
                                                                                      -
     Net cash provided by investing activities                                        0
                                                                                      -
Cash flows from financing activities:
  Net borrowings (repayments) under post-petition short-term credit facility   (72,277)
  Principal payments on pre-petition debt                                             0
                                                                                      -
     Net cash provided by financing activities                                 (72,277)

     Net increase in cash and cash equivalents                                   64,805

Cash and cash equivalents
  Beginning                                                                      53,395
                                                                                 ------
  Ending                                                                       $118,200
                                                                               --------


NOTE 5.  SIGNIFICANT EVENTS

During the first quarter of fiscal 2000, the company's net profit before other income and expense was $73,093. This improvement over the first quarter fiscal 1999 net profit of $28,685 is largely due to the increased sales levels which have resulted from the company's increased efforts in the areas of sales and marketing. In addition, improved manufacturing efficiencies have resulted in the company's ability to shorten the span of time between the receipt and the fulfillment of customer orders.

Careful control of personnel and overhead expenditures resulted in operating expenses of $248,422 for the three months ended September 30, 1999 as compared to $229,796 for the same period in the prior year. Selling, general and administrative expenses were $196,497 for the three months ended September 30, 1999 and $181,167 at September 30, 1998. The net profit (loss) for the three months ended September 30, 1999 is ($329,474). Net profit (loss) for the comparative period in the prior year is ($413,119).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $38,860 at September 30, 1999.

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

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         Current Developments

         During the first quarter of fiscal 2000, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at September 30, 1999 totaled 26.

         In the initial months following the Filing, the company successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. However despite these efforts, both military and commercial orders for product continued to plateau during the second and third fiscal quarters of 1999. Subsequent periods saw continued efforts in the areas of order procurement and customer satisfaction, and resulted in bookings of $877,408 and $1,091,440 for the quarters ended June 30, 1999 and September 30, 1999 respectively. Open sales orders at September 30, 1999 totaled $767,864.

         In an effort to increase market share and to combat the downturn in product orders historically experienced during the winter months, the company retained a sales and marketing executive in July 1999. Likewise the company continued its consulting arrangement with an outside sales professional, begun in the prior fiscal quarter. To date, six manufacturer's sales representatives have been contracted to sell product in the following domestic regions: New England Region, Sunbelt Region, Central Region, Southwest Region, Caribbean Rim Region, and Western Region. Negotiations are pending with representatives in three additional U.S. regions. Contemporaneously, a new homepage has been uploaded to the Internet domain, WWW.POWERDESIGNS.COM. This website currently displays the entire linear, military and autotransformer product lines. While these efforts are focused on generating increased order levels, there are, however, no assurances that the company will be able to effectuate these measures, or that such measures will produce the desired results.

         During the third quarter of fiscal year 1998 the company also initiated an effort to relocate from its thirty thousand square foot facility, to a facility one half the size. As of this date an alternate facility within the existing industrial park has been identified. Both the current landlord and a local real estate brokerage firm have been engaged to release the existing facility. Although the facility continues to be presented to the marketplace, no new lease transactions have as yet been consummated.

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

         A copy of the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation has been attached as an exhibit to the Form 10QSB for the period ended March 31, 1998. Ongoing negotiations between the Debtors and various creditor committee constituencies resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999 and has been attached as an exhibit to the Form 10KSB for the period ended June 30,1999.

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

         A confirmation hearing on the amended plan has been continued to March 21, 2000, and may be continued from time to time by the court. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

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

         The issuer currently has a net stockholders' deficit of approximately $16,300,000, meaning that amounts owed to its creditors exceed the issuer's assets.

         The issuer has completed the implementation of a Year 2000 compliance plan. At this writing, all of their significant business systems, including those that affect facilities and manufacturing activities, are functioning properly with respect to the Year 2000 issue. The issuer has assessed their internal processes and systems, and believes that sales, administration, and general operations are substantially Year 2000 compliant. Prior to purchasing any new equipment or software, it is the issuer's policy to ensure that the specifications include Year 2000 compliance.

         Because no specific instance of material Year 2000 non-compliance has been discovered to date, the issuer has not adopted a contingency plan to deal with Year 2000 issues. Based upon the expenditures to date, the issuer believes the total costs of the Year 2000 review and compliance to be minimal. The issuer believes that, with the completion of its Year 2000 assessment as scheduled, the possibility of significant interruptions of normal operations have been minimized.

         Results of Operations

         First quarter of fiscal 2000 versus first quarter of fiscal 1999.

         Net sales increased to $823,912 for the quarter ended September 30, 1999 as compared with $745,706 for the same period in 1998.

         Similarly, gross profit increased from $258,481 for the first quarter in fiscal 1999 to $321,515 for the same quarter in fiscal 2000. The resulting increase was primarily due to the improving manufacturing efficiencies exhibited by the issuer, and the increased production volumes achieved in core product manufacturing during the first quarter of fiscal 1999. Cost of sales increased slightly from $487,225 for the first quarter of fiscal

1999 to $502,397 for the same period in fiscal 2000. A substantial portion of the improved performance is due to the mix of core product sold in the first fiscal quarter, concentrating more predominantly on military and linear power supply sales rather than on autotransformer sales. Quarterly interest and other expense decreased from $437,804 as of September 30, 1999 to $398,567 as of September 30, 2000 primarily the result of the decrease in advances outstanding under the factoring agreement for the respective periods. Continued overhead curtailment and measured growth of operations subsequent to the bankruptcy petitions, contribute to the modest increase in operating expenses from $229,796 for the quarter ending September 30, 1998 as compared to $248,422 for the quarter ending September 30, 1999. As a result of these conditions, the net profit (loss) for the three months ending September 30, 1999 is ($329,474), as compared to ($413,119) for the same period in fiscal 1999.

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

         Certain statements contained in this Item 2 regarding matters that are not historical facts, including, among others, statements regarding the future adequacy of the issuer's working capital, its ability to raise capital through debt or equity offerings, its ability to maintain or improve its present cash flow, are "forward-looking statements". Such forward-looking statements involve risks and uncertainties, which may cause the actual results, performance or achievements of the issuer to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements.

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

Date:    February 29, 2000                           POWER DESIGNS, INC.
         Danbury, Connecticut                        (Registrant)

                                            By:      /s/ Melvin A. Becker
                                               ---------------------------------
                                                     Melvin A. Becker
                                                     Secretary

                                            By:      /s/ Anthony F. Intino II
                                               ---------------------------------
                                                     Anthony F. Intino II
                                                     Chief Financial Officer