Form 10QSB
period 1999-12-31
POWER DESIGNS INC
filed 2000-03-01
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1999.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________to ______________.


Commission File No.      0-1921
                    ------------------

                               POWER DESIGNS INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                11-1708714
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                       Number)

14 Commerce Drive, Danbury, Connecticut                        06810
----------------------------------------                     ----------
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

YES                    NO     X
---                         ----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Yes                 No  X
            ----               ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

        Yes                 No  X
            ----               ----

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE NO.

Item 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheet as of
               December 31, 1999 and 1998..................................5

               Condensed Consolidated Statement of Operations for
               the six months ended December 31, 1999 and 1998.............6

               Condensed Consolidated Statement of Changes
               in Stockholders' Deficit for the six months ended
               December 31, 1999 and 1998..................................7

               Condensed Consolidated Statement of Cash Flows for
               the six months ended December 31, 1999 and 1998.............8

               Notes to Condensed Consolidated Financial Statements........9
 .
Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF
               OPERATIONS..................................................14

PART II - OTHER INFORMATION

Item 3.        DEFAULTS ON SENIOR SECURITIES...............................18
Item 6.        EXHIBITS AND REPORTS ON FORM 8-K............................19

Signatures.................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                           December 31, 1999 and 1998

                                                                     1999             1998
                                                                     ----             ----
  ASSETS

Current Assets:
 Cash                                                            $    245,238    $     95,698
 Accounts receivable, less allowance for doubtful accounts            286,923         563,325
 Inventories                                                          768,981         814,100
 Prepaid expenses                                                      50,039          24,773
                                                                 ------------    ------------
    TOTAL CURRENT ASSETS                                            1,351,181       1,497,896
                                                                 ------------    ------------

Equipment and Leasehold Improvements, net                             324,275         467,299
                                                                 ------------    ------------

Other Assets:
 Other assets                                                         164,937         164,937
                                                                 ------------    ------------
                                                                      164,937         164,937
                                                                 ------------    ------------

    TOTAL ASSETS                                                 $  1,840,393    $  2,130,132
                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS'
             DEFICIT

Current Liabilities
 Debtor in possession facility                                   $    245,000    $    245,000
 Advances under factoring agreement                                        --         311,581
 Accounts payable                                                     168,400         105,695
 Accrued expenses                                                     169,667         110,242
 Accrued legal fees                                                   145,771         127,250
 Accrued interest                                                       4,027           4,162
                                                                 ------------    ------------
    TOTAL CURRENT LIABILITIES                                         732,865         903,930
                                                                 ------------    ------------

Long-Term Liabilities
 Liabilities subject to compromise                                 17,722,095      16,459,701
                                                                 ------------    ------------
                                                                   17,722,095      16,459,701
                                                                 ------------    ------------

    TOTAL LIABILITIES                                              18,454,960      17,363,631
                                                                 ------------    ------------

Stockholders' Deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized            240             240
 2,391,493 shares issued and outstanding at December 31, 1999
 Preferred stock, $.01 par value, 1,000,000 shares authorized;          3,167           3,167
 316,743 shares issued and outstanding at December 31, 1999
 Additional paid-in capital                                         1,382,807       1,382,807
 Accumulated deficit                                              (18,000,781)    (16,619,713)
                                                                 ------------    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                   (16,614,567)    (15,233,499)
                                                                 ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  1,840,393    $  2,130,132
                                                                 ============    ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1999 and 1998


                                                         3 months ended      3 months ended      6 months ended     6 months ended
                                                        December 31, 1999   December 31, 1998   December 31, 1999  December 31, 1998

Net Sales                                                     $   871,559         $   811,194         $ 1,695,471       $ 1,559,769

Cost of Sales                                                     470,527             501,596             972,924           988,821
                                                              -----------         -----------         -----------       -----------

              GROSS PROFIT (LOSS)                                 401,032             309,598             722,547           570,948

Operating Expenses
     Selling, general and admin. expense                          206,347             172,029             402,844           353,196
     Research and development                                      45,295              37,763              88,429            77,531
     Depreciation and amortization                                  8,639               9,023              17,430            17,884
                                                              -----------         -----------         -----------       -----------
                                                                  260,281             218,815             508,703           448,611
              NET PROFIT (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS                  140,751              90,783             213,844           122,337
                                                              -----------         -----------         -----------       -----------

Other income (expense):
  Investment income                                                    --               1,265                  --             2,108
  Interest expense                                               (387,842)           (405,281)           (776,809)         (814,262)
  Other                                                              (720)            (34,315)            (10,320)          (66,850)
                                                              -----------         -----------         -----------       -----------
              OTHER EXPENSE                                      (388,562)           (438,331)           (787,129)         (879,004)
                                                              -----------         -----------         -----------       -----------

              NET PROFIT (LOSS) BEFORE REORGANIZATION ITEMS      (247,811)           (347,548)           (573,285)         (756,667)

Reorganization items                                               62,159              57,885              66,159            61,885
                                                              -----------         -----------         -----------       -----------

              NET PROFIT (LOSS)                               $  (309,970)        $  (405,433)        $  (639,444)      $  (818,552)
                                                              ===========         ===========         ===========       ===========


Weighted average number of common
shares outstanding                                              2,391,493           2,391,493           2,391,493         2,391,493
                                                              ===========         ===========         ===========       ===========

Net profit (loss) per share                                   $     (0.13)        $     (0.18)        $     (0.27)      $     (0.34)
                                                              ===========         ===========         ===========       ===========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 1999 and 1998


                                   Common Stock           Preferred Stock
                                ---------------------------------------------------------------------------
                                                                                 Additional
                                  Shares      Par          Shares      Par        Paid In       Accumulated
                                  Issued     Value         Issued     Value       Capital         Deficit
                                ---------------------------------------------------------------------------

Balance, June 30, 1998           2,391,493   $  240        316,743   $  3,167   $  1,382,807   $(15,801,161)

Net loss                                --       --             --         --             --       (413,119)

Balance, September 30, 1998      2,391,493      240        316,743      3,167      1,382,807    (16,214,280)

Net loss                                --       --             --         --             --       (405,433)
                                 ---------   ------        -------   --------   ------------   -------------

Balance, December 31, 1998       2,391,493   $  240        316,743   $  3,167   $  1,382,807   $(16,619,713)
                                 =========   ======        =======   ========   ============   =============



Balance, June 30, 1999           2,391,493   $  240        316,743   $  3,167   $  1,382,807   $(17,361,337)

Net loss                                --       --             --         --             --       (329,474)

Balance, September 30, 1999      2,391,493      240        316,743      3,167      1,382,807    (17,690,811)

Net Loss                                --       --             --         --             --       (309,970)
                                 ---------   ------        -------   --------   ------------   -------------
BALANCE, DECEMBER 31, 1999       2,391,493   $  240        316,743   $  3,167   $  1,382,807   $(18,000,781)
                                 =========   ======        =======   ========   ============   =============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

               For The Six Months Ended December 31, 1999 and 1998

                                                                           6 months ended         6 months ended
                                                                          December 31, 1999      December 31, 1998
Cash Flows From Operating Activities
  Net profit (loss)                                                              $(639,444)             $(818,552)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                               75,675                 75,839
        Reorganization items                                                        66,159                 61,885
        Changes in operating assets and liabilities, net of assets acquired in business combination:
               Decrease (increase) in accounts receivable                          138,366                (69,730)
               Decrease (increase) in inventories                                  (58,107)               (47,662)
               Decrease (increase) in prepaid expenses                              (5,836)                 9,717
               Decrease (increase) in other assets                                       -                    (24)
               Increase (decrease) in accounts payable and accrued expenses        801,950                798,415
               Increase (decrease) in payables related to reorganization                 -                      -
                                                                                 ---------              ---------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                       BEFORE REORGANIZATION ITEMS                                 378,763                  9,888
                                                                                 ---------              ---------

Reorganization items
    Reorganization items paid                                                      (53,139)                (8,766)
                                                                                 ---------              ---------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            325,624                  1,122

Cash Flows From Investing Activities
       Purchase of property and equipment                                           (4,578)                (5,040)
                                                                                 ---------              ---------
                    NET CASH USED IN INVESTING ACTIVITIES                           (4,578)                (5,040)

Cash Flows From Financing Activities
       Advances (repayments) under factoring agreement                            (129,203)                58,254
                                                                                 ---------              ---------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (129,203)                58,254
                                                                                 ---------              ---------

                    NET INCREASE (DECREASE) IN CASH                                191,843                 54,336

Cash (overdraft) and cash equivalents, beginning of period                          53,395                 41,362
                                                                                 ---------              ---------

Cash (overdraft) and cash equivalents, end of period                             $ 245,238              $  95,698
                                                                                 =========              =========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended December 31, 1999 and December 31, 1998 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                 $    7,015,553 (a)
Notes payable - preferred shareholders                    1,087,415 (a)
Notes payable - seller of assets acquired                   990,000 (a)
Notes payable - others                                    2,266,500
Accounts payable                                          2,394,099
Accrued expenses                                            369,638
Accrued interest                                          3,267,432
Capital lease obligation                                    142,872  (a)
Payables related to 1994 reorganization including           188,586
        accrued interest
                                                     --------------
Total                                                $   17,722,095


(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Amended Plan of Reorganization filed November 24, 1999 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1999. Additional interest in the amount of $751,929 on these secured obligations was accrued for the six months ended December 31, 1999. Refer to
    Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of October 1, 1999 through December 31, 1999.


Cash flows from operating activities:
  Cash received from customers                                                 $ 955,675
  Cash paid to suppliers and                                                    (750,182)
employees
  Interest paid                                                                  (13,367)
                                                                               ---------


    Net cash provided by operating activities before
      reorganization items                                                       192,126
                                                                               ---------


  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                                    (34,000)
                                                                               ---------
     Net cash (used in) reorganization items                                     (34,000)
                                                                               ---------


     Net cash provided by (used in) operating activities                         158,126
                                                                               ---------


Cash flows from investing activities:
    Distributions from limited partnership                                             0
                                                                               ---------

     Net cash provided by investing                                                    0
activities                                                                     ---------


Cash flows from financing activities:
  Net borrowings (repayments) under post-petition short-term credit facility     (31,088)
  Principal payments on pre-petition                                                   0
                                                                               ---------

     Net cash provided by financing activities                                   (31,088)


     Net increase in cash and cash equivalents                                   127,038


Cash and cash equivalents
  Beginning                                                                      118,200
                                                                               ---------
  Ending                                                                       $ 245,238
                                                                               ---------

NOTE 5.  SIGNIFICANT EVENTS

During the second quarter of fiscal 2000, the company's net profit before other income and expense was $140,751. This improvement over the second quarter fiscal 1999 net profit of $90,783 is largely due to the increased sales levels which have resulted from the company's increased efforts in the areas of sales and marketing. In addition, improved manufacturing efficiencies have resulted in the company's ability to shorten the span of time between the receipt and the fulfillment of customer orders. Lastly, a greater percentage of sales growth has been exhibited in the military and linear power supply product lines, as opposed to that achieved in the variable autotransformer line. Due to the cost of components and labor required in production, the power supply family of products yields a higher margin at the gross profit level, than the other core products manufactured by the company.

Moderate growth in personnel and overhead expenditures resulted in operating expenses of $260,281 for the three months ended December 31, 1999 as compared to $218,815 for the same period in the prior year. Selling, general and administrative expenses were $206,347 for the three months ended December 31, 1999 and $172,029 at December 31, 1998. The net profit (loss) for the three months ended December 31, 1999 is ($309,970). Net profit (loss) for the comparative period in the prior year is ($405,433).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $0 at December 31, 1999.

During the period from February 1998 through July 1999 the Company liquidated $78,655 of its pre-petition labor and vacation arrearages. As of this date the only remaining pre-petition labor arrearage is that of certain officers and accrued vacation pay for all former employees that did not return to work. During this time period the Company was in discussions with the U.S. Department of Labor regarding this matter. The Plan of Reorganization, and its subsequent amendment, address the liquidation of the priority portion of these pre-petition liabilities over a period of eight months.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

        Current Developments

        During the second quarter of fiscal 2000, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at December 31, 1999 totaled 29 as opposed to 26 at the end of the prior quarter.

        In the initial months following the Filing, the issuer successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. However despite these efforts, both military and commercial orders for product continued to plateau during the second and third fiscal quarters of 1999. Subsequent periods saw continued efforts in the areas of order procurement and customer satisfaction, and resulted in bookings of $877,408 and $1,091,440 for the quarters ended June 30, 1999 and September 30, 1999 respectively. The traditional reduction in new orders historically experienced during the holiday months, evidenced itself in bookings of $604,828 for the quarter ended December 31, 1999. Open sales orders at December 31, 1999 totaled $517,903.

               In an effort to increase market share and to combat the downturn in product orders historically experienced during the winter months, the issuer retained a sales and marketing executive in July 1999. In December 1999, the issuer discontinued its consulting arrangement with an outside sales professional, begun in April of the same calendar year. At this writing, seven manufacturer's sales representatives have been contracted to sell product in the following domestic regions: New England Region, Mid Atlantic Region, Sunbelt Region, Central Region, Southwest Region, Caribbean Rim Region, and Western Region. Negotiations are pending with representatives in two additional U.S. regions. Contemporaneously, a new homepage has been uploaded to the Internet domain, www.powerdesigns.com. This website currently displays the entire linear, military and autotransformer product lines. While these efforts are focused on generating increased order levels, there are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

        During the third quarter of fiscal year 1998 the issuer also initiated an effort to relocate from its thirty thousand square foot facility, to a facility one half the size. As of this date an alternate facility within the existing industrial park has been identified. Both the current landlord and a local real estate brokerage firm have been engaged to release the existing facility. Although the facility continues to be presented to the marketplace, no new lease transactions have as yet been consummated.

        On May 12, 1998 the Issuer and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed a Plan of Reorganization with the Office of the U.S. Trustee.

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

        The issuer currently has a net stockholders' deficit of approximately $16,600,000, meaning that amounts owed to its creditors exceed the issuer's assets.

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

        Results of Operations

        Second quarter of fiscal 2000 versus second quarter of fiscal 1999.

        Net sales increased to $871,559 for the quarter ended December 31, 1999 as compared with $811,194 for the same period in 1998.

        Similarly, gross profit increased from $309,598 for the second quarter in fiscal 1999 to $401,032 for the same quarter in fiscal 2000. The resulting increase was primarily due to the improving manufacturing efficiencies and increased production volumes achieved by the issuer, as well as the particular blend of products shipped during the second fiscal quarter. Although revenue rose respectively, cost of sales actually decreased slightly from $501,596 for the second quarter of fiscal 1999 to $470,527 for the same period in fiscal 2000. A substantial portion of the improved performance is due to the mix of core product sold in the second fiscal quarter, concentrating more predominantly on military and linear power supply sales rather than on autotransformer sales. Quarterly interest and other expense decreased from $438,331 as of December 31, 1998 to $388,562 as of December 31, 1999 primarily the result of the decrease in advances outstanding under the factoring agreement for the respective periods. A slow departure from severe overhead curtailment, combined with measured growth in personnel and operations subsequent to the bankruptcy petitions, contribute to the increase in operating expenses from $218,815 for the quarter ending December 31, 1998 as compared to $260,281 for the quarter ending December 31, 1999. As a result of these conditions, the net profit (loss) for the three months ending December 31, 1999 is ($309,970), as compared to ($405,433) for the same period in fiscal 1999.

        First six months of fiscal 2000 versus first six months of fiscal 1999.

        Net sales increased from $1,559,769 for the six months ended December 31, 1998 as compared to $1,695,471 for the six months ended December 31, 1999.

        Likewise, gross profit (loss) increased from $570,948 for the six months ended December 31, 1998 to $722,547 for the six months ended December 31, 1999 the result of the same trends comparatively as those noted in the paragraphs above. Despite the increase in revenue, cost of sales decreased slightly from $988,821 for the period ended December 31, 1998 to $972,924 for the same period in fiscal 2000. A substantial portion of the decrease is due to the post-petition improvements in manufacturing efficiency, the ability to buy components at more attractive prices due to increased volumes and liquidity, as well as the superior gross margins inherent in the production of power supply products over autotransformer products. The reduction in advances under the factoring agreement accounts for the decrease in interest and other expense to $787,129 as of December 31,1999 from $879,004 as of December 31, 1998. As a result of these conditions, the net profit (loss) for the six months ending December 31, 1999 is ($639,444), as compared to ($818,552) for the same period in fiscal 1999.

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