Form 10QSB
period 2000-03-31
POWER DESIGNS INC
filed 2000-05-15
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000.

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________to ______________.

Commission File No.            0-1921

                               POWER DESIGNS INC.
    ------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                            11-1708714
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

14 Commerce Drive, Danbury, Connecticut                           06810
---------------------------------------                           -----
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

Yes       No X
   ---      ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes       No X
        ---      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format (check one):

     Yes       No X
        ---      ---

                               POWER DESIGNS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet as of
          March 31, 2000 and 1999..............................................5

          Condensed Consolidated Statement of Operations for the
          three and nine months ended March 31, 2000 and 1999..................6

          Condensed Consolidated Statement of Changes
          in Stockholders' Deficit for the three and nine months ended
          March 31, 2000 and 1999..............................................7

          Condensed Consolidated Statement of Cash Flows for
          the nine months ended March 31, 2000 and 1999........................8

          Notes to Condensed Consolidated Financial Statements.................9

 .
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF
          OPERATIONS..........................................................14

PART II - OTHER INFORMATION

Item 3.   DEFAULTS ON SENIOR SECURITIES.......................................18
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................19

Signatures....................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               POWER DESIGNS, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                             March 31, 2000 and 1999

                                                                                          2000                     1999
                                                                                          ----                     ----
  ASSETS

Current Assets:
 Cash                                                                                  $    121,676             $    132,004
 Accounts receivable, less allowance for doubtful accounts                                  392,885                  353,901
 Inventories                                                                                799,296                  812,364
 Prepaid expenses                                                                            44,793                   27,730
                                                                                       ------------             ------------
    TOTAL CURRENT ASSETS                                                                  1,358,650                1,325,999
                                                                                       ------------             ------------

Equipment and Leasehold Improvements, net                                                   303,583                  429,660
                                                                                       ------------             ------------

Other Assets:
 Other assets                                                                               167,389                  164,937
                                                                                       ------------             ------------
                                                                                            167,389                  164,937
                                                                                       ------------             ------------

    TOTAL ASSETS                                                                       $  1,829,622             $  1,920,596
                                                                                       ============             ============

LIABILITIES AND STOCKHOLDERS'
              DEFICIT

Current Liabilities
 Debtor in possession facility                                                         $    245,000             $    245,000
 Advances under factoring agreement                                                              --                  172,681
 Accounts payable                                                                           162,347                  120,922
 Accrued expenses                                                                           121,815                   74,306
 Accrued legal fees                                                                         204,495                  127,250
 Accrued interest                                                                             4,162                    4,162
                                                                                       ------------             ------------
    TOTAL CURRENT LIABILITIES                                                               737,819                  744,321
                                                                                       ------------             ------------

Long-Term Liabilities
 Liabilities subject to compromise                                                       18,088,679               16,847,078
                                                                                       ------------             ------------
                                                                                         18,088,679               16,847,078
                                                                                       ------------             ------------

    TOTAL LIABILITIES                                                                    18,826,498               17,591,399
                                                                                       ------------             ------------

Stockholders' Deficit
 Common stock , $.0001 par value. 10,000,000 shares authorized                                  240                      240
 2,391,493 shares issued and outstanding at March 31, 2000 and 1999
 Preferred stock, $.01 par value, 1,000,000 shares authorized;                                3,167                    3,167
 316,743 shares issued and outstanding at March 31, 2000 and 1999
 Additional paid-in capital                                                               1,382,807                1,382,807
 Accumulated deficit                                                                    (18,383,090)             (17,057,017)
                                                                                       ------------             ------------

    TOTAL STOCKHOLDERS' DEFICIT                                                         (16,996,876)             (15,670,803)
                                                                                       ------------             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  1,829,622             $  1,920,596
                                                                                       ============             ============

                               POWER DESIGNS, INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

           For The Three and Nine Months Ended March 31, 2000 and 1999

                                                                 3 months ended   3 months ended  9 months ended   9 months ended
                                                                 March 31, 2000   March 31, 1999  March 31, 2000   March 31, 1999
                                                                 --------------   --------------  --------------   --------------
Net Sales                                                          $  790,108        $  605,916      $2,485,579      $2,165,685

Cost of Sales                                                         474,382           411,984       1,447,306       1,400,805
                                                                   ----------        ----------      ----------      ----------

              GROSS PROFIT (LOSS)                                     315,726           193,932       1,038,273         764,880

Operating Expenses

     Selling, general and admin. expense                              201,712           164,628         604,556         517,824
     Research and development                                          44,278            36,138         132,707         113,669
     Depreciation and amortization                                      8,692             8,672          26,122          26,556
                                                                   ----------        ----------      ----------      ----------
                                                                      254,682           209,438         763,385         658,049

              NET PROFIT (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS                       61,044           (15,506)        274,888         106,831
                                                                   ----------        ----------      ----------      ----------

Other income (expense):

  Investment income                                                     2,352               403           2,352           2,511
  Interest expense *                                                 (380,482)         (448,267)     (1,157,291)     (1,262,529)
  Other                                                                    --            30,066         (10,320)        (36,784)
                                                                   ----------        ----------      ----------      ----------
              OTHER EXPENSE                                          (378,130)         (417,798)     (1,165,259)     (1,296,802)
                                                                   ----------        ----------      ----------      ----------

              NET PROFIT (LOSS) BEFORE REORGANIZATION ITEMS          (317,086)         (433,304)       (890,371)     (1,189,971)

Reorganization items                                                   65,223             4,000         131,382          65,885
                                                                   ----------        ----------      ----------      ----------

              NET PROFIT (LOSS)                                    $ (382,309)       $ (437,304)     $(1,021,753)    $(1,255,856)
                                                                   ==========        ==========      ==========      ==========

Weighted average number of common

shares outstanding                                                  2,391,493         2,391,493       2,391,493       2,391,493
                                                                   ==========        ==========      ==========      ==========

Net profit (loss) per share                                        $    (0.16)       $    (0.18)     $    (0.43)     $    (0.53)
                                                                   ==========        ==========      ==========      ==========

                               POWER DESIGNS, INC.

      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)

           For The Three and Nine Months Ended March 31, 2000 and 1999

                                    Common Stock                     Preferred Stock
                             ------------------------------------------------------------------------------------------------------
                                                                                                   Additional
                                Shares           Par             Shares             Par             Paid In         Accumulated
                                Issued          Value            Issued            Value            Capital           Deficit
                             ------------------------------------------------------------------------------------------------------
Balance, June 30, 1998            2,391,493           $ 240          316,743        $ 3,167       $ 1,382,807      $(15,801,161)

Net loss                                 --              --               --             --                --          (818,552)

Balance, December 31, 1998        2,391,493             240          316,743          3,167         1,382,807       (16,619,713)

Net loss                                 --              --               --             --                --          (437,304)
                                  ---------           -----          -------        -------         ---------       -----------

Balance, March 31, 1999           2,391,493           $ 240          316,743        $ 3,167       $ 1,382,807      $(17,057,017)
                                  =========           =====          =======        =======       ===========      ============


Balance, June 30, 1999            2,391,493           $ 240          316,743        $ 3,167       $ 1,382,807      $(17,361,337)

Net loss                                 --              --               --             --                --          (639,444)

Balance, December 31, 1999        2,391,493             240          316,743          3,167         1,382,807       (18,000,781)

Net Loss                                 --              --               --             --                --          (382,309)
                                  ---------           -----          -------        -------         ---------       -----------

BALANCE, MARCH 31, 2000           2,391,493           $ 240          316,743        $ 3,167       $ 1,382,807      $(18,383,090)
                                  =========           =====          =======        =======       ===========      ============

                               POWER DESIGNS, INC.


                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                For The Nine Months Ended March 31, 2000 and 1999

                                                                                      9 months ended           9 months ended
                                                                                      March 31, 2000           March 31, 1999
                                                                                      --------------           --------------
Cash Flows From Operating Activities
  Net profit (loss)                                                                    $ (1,021,753)            $ (1,255,856)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                                       113,650                  113,478
        Reorganization items                                                                131,382                   65,885
        Changes in operating assets and liabilities, net of assets acquired in business combination:
               Decrease (increase) in accounts receivable                                    32,404                  139,694
               Decrease (increase) in inventories                                           (88,422)                 (45,926)
               Decrease (increase) in prepaid expenses                                         (590)                   6,760
               Decrease (increase) in other assets                                           (2,452)                     (24)
               Increase (decrease) in accounts payable and accrued expenses               1,112,265                1,165,083
               Increase (decrease) in payables related to reorganization                         --                       --
                                                                                       ------------             ------------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                       BEFORE REORGANIZATION ITEMS                                          276,484                  189,094
                                                                                       ------------             ------------

Reorganization items
    Reorganization items paid                                                               (57,139)                 (12,766)
                                                                                       ------------             ------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     219,345                  176,328

Cash Flows From Investing Activities
       Purchase of property and equipment                                                   (21,861)                  (5,040)
                                                                                       ------------             ------------
                    NET CASH USED IN INVESTING ACTIVITIES                                   (21,861)                  (5,040)

Cash Flows From Financing Activities
       Advances (repayments) under factoring agreement                                     (129,203)                 (80,646)
                                                                                       ------------             ------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (129,203)                 (80,646)
                                                                                       ------------             ------------

                    NET INCREASE (DECREASE) IN CASH                                          68,281                   90,642

Cash (overdraft) and cash equivalents, beginning of period                                   53,395                   41,362
                                                                                       ------------             ------------

Cash (overdraft) and cash equivalents, end of period                                   $    121,676             $    132,004
                                                                                       ============             ============

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and 1999
--------------------------------------------------------------------------------

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

The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 2000 and March 31, 1999 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable -- affiliated companies                  $7,015,553 (a)
Notes payable -- preferred shareholders                 1,087,415 (a)
Notes payable -- seller of assets acquired                990,000 (a)
Notes payable -- others                                 2,266,500
Accounts payable                                        2,394,099
Accrued expenses                                          369,638
Accrued interest                                        3,634,016
Capital lease obligation                                  142,872 (a)
Payables related to 1994 reorganization including
           accrued interest                               188,586
                                                      -----------
Total                                                 $18,088,679

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Amended Plan of Reorganization filed November 24, 1999 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other obligations through June 30, 1999. Additional interest in the amount of $1,118,649 on these secured obligations was accrued for the nine months ended March 31, 2000. Refer to Note 5, for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of January 1, 2000 through March 31, 2000.

Cash flows from operating activities:
  Cash received from customers                                                 $ 667,362
  Cash paid to suppliers and employees                                          (771,599)
  Interest paid                                                                  (15,325)
                                                                               ---------

    Net cash provided by operating activities before
      reorganization items                                                      (119,562)
                                                                               ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                                     (4,000)
                                                                               ---------
     Net cash (used in) reorganization items                                      (4,000)
                                                                               ---------

     Net cash provided by (used in) operating activities                        (123,562)
                                                                               ---------

Cash flows from investing activities:
    Distributions from limited partnership                                             0
                                                                               ---------

     Net cash provided by investing activities                                         0
                                                                               ---------

Cash flows from financing activities:

  Net borrowings (repayments) under post-petition short-term credit facility           0
  Principal payments on pre-petition debt                                              0
                                                                               ---------

     Net cash provided by financing activities                                         0

     Net decrease in cash and cash equivalents                                  (123,562)

Cash and cash equivalents

  Beginning                                                                      245,238
                                                                               ---------
  Ending                                                                       $ 121,676
                                                                               ---------

NOTE 5.  SIGNIFICANT EVENTS

During the third quarter of fiscal 2000, the company's net profit before other income and expense and reorganization items was $61,044. This improvement over the third quarter fiscal 1999 net loss of ($15,506) is largely due to the increased sales levels which have resulted from the company's increased efforts in the areas of sales and marketing. In addition, improved manufacturing efficiencies have resulted in the company's ability to shorten the span of time between the receipt and the fulfillment of customer orders. Lastly, a greater percentage of sales growth has been exhibited in the military and linear power supply product lines, as opposed to that achieved in the variable autotransformer line. Due to the cost of components and labor required in production, the power supply family of products yields a higher margin at the gross profit level, than the other core products manufactured by the company.

Moderate growth in personnel and overhead expenditures resulted in operating expenses of $254,682 for the three months ended March 31, 2000 as compared to $209,438 for the same period in the prior year. Selling, general and administrative expenses were $201,712 for the three months ended March 31, 2000 and $164,628 at March 31, 1999. The net profit (loss) for the three months ended March 31, 2000 is ($382,309). Net profit (loss) for the comparative period in the prior year is ($437,304).

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

Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Advances under this factoring agreement were $0 at March 31, 2000.

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

 Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

          Current Developments

          During the third quarter of fiscal 2000, the issuer and its wholly-owned subsidiary, continued manufacturing operations as debtors-in-possession under Chapter 11 protection. The Vantage Partners LLC, a management consulting firm retained pursuant to court order, together with Melvin A. Becker, Vice President of Operations, continued in their roles as senior management. Product offerings were confined to three historical families of products: military grade power supplies, variable autotransformers, and linear switching power supply products. Employees and contracted consultants of the issuer at March 31, 2000 totaled 30 as opposed to 29 at the end of the prior quarter.

          In the initial months following the Filing, the issuer successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Marketing efforts have been increased in the areas of product literature development, internet advertisement, and sales representative solicitation. However despite these efforts, both military and commercial orders for product continued to plateau during the second and third fiscal quarters of 1999. Subsequent periods saw continued efforts in the areas of order procurement and customer satisfaction, and resulted in bookings of $877,408 and $1,091,440 for the quarters ended June 30, 1999 and September 30, 1999 respectively. The traditional reduction in new orders historically experienced during the holiday months, evidenced itself in bookings of $604,828 for the quarter ended December 31, 1999 and $659,424 for the quarter ended March 31, 2000. Open sales orders at March 31, 2000 totaled $392,842.

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

          The amended plan provides for the cancellation of all existing equity interests, and the issuance of 2,000,000 new common shares to be divided among Inverness Corporation, Hayes Corporation, and certain unsecured creditors. Approximately $1.8 million of secured debt is proposed to remain post-confirmation and will bear interest at 10% annually. Administrative claims, priority tax claims, and employee priority claims will be paid in accordance with the terms negotiated with the claimants, or in certain cases, those provided by law. Certain unsecured claims of PDIXF Acquisition Corporation will receive a 5% cash settlement in full satisfaction of their outstanding claims. All remaining claims will be deemed unsecured non-priority claims, and their holders will receive a proportionate number of common shares in the reorganized corporation.

          A settlement hearing on the amended plan has been continued to May 24, 2000, and may be continued from time to time by the court. Prior to confirmation of the plan, management of the issuer anticipates the resolution of any remaining creditor objections, and all corresponding plan amendments resulting from those resolutions. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

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

          The issuer currently has a net stockholders' deficit of approximately $17,000,000, meaning that amounts owed to its creditors exceed the issuer's assets.

          Results of Operations

          Third quarter of fiscal 2000 versus third quarter of fiscal 1999.

          Net sales increased to $790,108 for the quarter ended March 31, 2000 as compared with $605,916 for the same period in 1999.

          Similarly, gross profit increased from $193,932 for the third quarter in fiscal 1999 to $315,726 for the same quarter in fiscal 2000. The resulting increase was primarily due to the improving manufacturing efficiencies and increased production volumes achieved by the issuer, as well as the particular blend of products shipped during the third fiscal quarter. Although revenue rose approximately 30% over the same quarter in the prior year, cost of sales only increased by 15% from $411,984 for the third quarter of fiscal 1999 to $474,382 for the same period in fiscal 2000. A substantial portion of the improved performance is due to the mix of core product sold in the third fiscal quarter, concentrating more predominantly on military and linear power supply sales rather than on autotransformer sales. Quarterly interest and other expense decreased from $417,798 as of March 31, 1999 to $378,130 as of March 31, 2000 primarily the result of the elimination of advances outstanding under the factoring agreement for the respective periods. A slow departure from severe overhead curtailment, combined with measured growth in personnel and operations subsequent to the bankruptcy petitions, contribute to the increase in operating expenses from $209,438 for the quarter ending March 31, 1999 as compared to $254,682 for the quarter ending March 31, 2000. As a result of these conditions, the net profit (loss) for the three months ending March 31, 2000 is ($382,309), as compared to ($437,304) for the same period in fiscal 1999.

          First nine months of fiscal 2000 versus first nine months of fiscal 1999.

          Net sales increased from $2,165,685 for the nine months ended March 31, 1999 as compared to $2,485,579 for the nine months ended March 31, 2000.

          Likewise, gross profit (loss) increased from $764,880 for the nine months ended March 31, 1999 to $1,038,273 for the nine months ended March 31, 2000 the result of the same trends comparatively as those noted in the paragraphs above. Despite the more marked increase in revenue, cost of sales only increased slightly from $1,400,805 for the period ended March 31, 1999 to $1,447,306 for the same period in fiscal 2000. The modest increase in cost of sales, relative to revenue, is due to the post-petition improvements in manufacturing efficiency, the ability to buy components at more attractive prices due to increased volumes and liquidity, as well as the superior gross margins inherent in the production of power supply products over autotransformer products. The reduction in advances under the factoring agreement accounts for the decrease in interest and other expense to $1,165,259 as of March 31, 2000 from $1,296,802 as of March 31, 1999. As a result of these conditions, the net profit (loss) for the nine months ending March 31, 2000 is ($1,021,753), as compared to ($1,255,856) for the same period in fiscal 1999.

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

Date:     March 15, 2000                    POWER DESIGNS, INC.
          Danbury, Connecticut              (Registrant)


                                            By: /s/ Melvin A. Becker
                                               -------------------------------
                                                    Melvin A. Becker
                                                    Secretary


                                            By: /s/ Anthony F. Intino II
                                               -------------------------------
                                                    Anthony F. Intino II
                                                    Chief Financial Officer