Form 10KSB
period 2000-06-30
POWER DESIGNS INC
filed 2000-09-29
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2000.


|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended__________


Commission File No. 0-1921
                   ----------------

                               POWER DESIGNS INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                        11-1708714
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

14 Commerce Drive, Danbury, Connecticut                       06810
------------------------------------------                    -----
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

Yes  X            No
--------          --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.______

State issuer's revenues for its most recent fiscal year.  $3,303,129
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

      Yes    X       No
          -------       -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding or each of the issuer's classes of common equity, as of the latest practicable date.

         2,391,493 as of November 4, 1997

Transitional Small Business Issuer Format  (check one):

      Yes            No    X
          -------       -------

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

      Since its inception the issuer has been engaged in the design and manufacture of electronically controlled power sources used in the operation of electronic equipment and mechanical instruments. The power sources produced by the issuer function by taking electric current from batteries or commercial power lines and converting it into controlled voltages or currents for the operation of the end equipment.

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

      The equipment is used by military, industrial, scientific research, and electro-medical organizations for such applications as computers, data processors, video and sound communications media, nuclear biological and medical research, nuclear power generation, and other facilities where disturbances in the primary power source for these systems may affect their accuracy and performance. These power sources or conditioners are connected between the primary power source, which may be a commercial power line, battery, diesel, gasoline or steam-driven generator, and the system being powered, to stabilize, eliminate surges or transient changes, or convert the input voltages and currents to other voltage or current levels required by the system.

      The principal market for the issuer's products is users or manufacturers who incorporate the products into their equipment. The equipment is used in various military and industrial applications, as well as organizations conducting scientific research and electro-medical entities. The issuer's customers include private companies, government agencies, and educational institutions, both within and outside of the United States. International sales were $308,250 and $29,150 for fiscal years 2000 and 1999 respectively.

      There are approximately five hundred companies in the country who manufacture one or more competitive products. To differentiate itself, the issuer strives to maintain a reputation for excellent quality and reliability. No one customer of the issuer accounts for ten percent or more of the issuer's business. However, various governmental agencies and military departments aggregated together comprise approximately 24% and 17% of sales, or $806,000 and $496,000 during fiscal years 2000 and 1999 respectively.

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

      During the second quarter of fiscal year 1997, the issuer's wholly-owned subsidiary, PDIXF Acquisition Corporation, acquired three product lines from Penril DataComm Networks, Inc ("Penril"): a line of uninterruptible power supply/power line conditioners ("UPS/PLC"), an autotransformer business and a military grade switching power supply line.

      As a result of the significant operating losses sustained during its attempts to manufacture and market the UPS/PLC product technology, the issuer ceased operations and filed for relief under Chapter 11 of the United States Bankruptcy Code on January 22, 1998. On January 26, 1998 the issuer reopened for business on a reduced scale and under new management. At this writing, the issuer continues to manufacture its original product line of laboratory power supplies, as well as the autotransformer and military power supply lines.

      The issuer's primary research and development activities center on the customization and special engineering of its products. The absence of any significant new development projects in fiscal 1999 and 2000 resulted in approximately $108,000 of research and development expense or 3.8% of revenues in fiscal 1999, and $66,000 or 2.0% of revenues in fiscal 2000. The average number of employees engaged in these efforts was two in 1999 and one in 2000. Total employees at June 30, 2000 number 29.

      The business is not seasonal although there are historical peaks during the second and fourth quarters, September-December and April-June. The issuer's principal competitive advantage has been product reliability and quality. It has attempted to compete with other suppliers, notwithstanding the fact that the number of competitors is large and generally in a state of flux.

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

      BANKRUPTCY PROCEEDINGS

      Due to the significant operating losses sustained prior to the suspension of the UPS/PLC product line, the issuer filed for bankruptcy protection under Chapter 11 on January 22, 1998. A plan of reorganization, outlining the issuer's initial plans to discharge its responsibilities, was filed by the debtor in May of 1998. Ongoing negotiations between the debtor and its various creditor constituencies have resulted in first and second amended plans of reorganization, which were filed by the debtor in November 1999 and August 2000. A confirmation hearing on the second amended plan of reorganization has been continued from time to time by the court. Although numerous creditor objections to the plan of reorganization have been resolved, a final confirmation date has not yet been established.

      Additional information as to the bankruptcy proceedings is found at
Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy Proceedings."

ITEM 2.  PROPERTIES/FACILITIES

      The issuer currently leases 30,000 square feet of office and manufacturing space located at 14 Commerce Drive, Danbury, Connecticut. The issuer moved to the space in October, 1996 as a result of the acquisition of the Penril assets and a consolidation of its operations. The lease expired on February 28, 1998 and was subsequently extended for an additional five-year term. Fixed annual rental payments total $186,600. These payments are in addition to charges for real estate taxes and are subject to adjustments.

      As of this date, the issuer is current on all post-petition payments due under the existing lease agreement. In an effort to control costs, the issuer has determined that a smaller facility would adequately house the current production requirements, and has, together with the lessor, retained a local real estate brokerage firm to re-lease or sublet the existing facility. Although a smaller facility adequate to the issuer's needs has been identified, a viable replacement tenant for the present location has not been located.

ITEM 3.  LEGAL PROCEEDINGS

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

Fiscal years ended
June 30, 1999 and 2000              1999                    2000
----------------------              ----                    ----
                              HIGH        LOW         HIGH        LOW
                              ----        ---         ----        ---
1st Quarter                 $0.062      $0.062       $0.08      $0.08
2nd Quarter                  0.031       0.031        0.08       0.08
3rd Quarter                  0.10        0.10         0.06       0.06
4th Quarter                  0.08        0.08         0.10       0.10


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

      In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors have been investigated and reconciled. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities and equity interests of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. If the existing plan of reorganization is approved, as presently amended, existing equity interests will be extinguished for no consideration.

      Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors continue to review leases and contracts, as well as other operational changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Claims secured against the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's inventory, equipment and accounts receivable.

      On January 26, 1998 the issuer re-opened for business as Debtor-in-Possession under new management. A small group of approximately twenty employees were gradually recalled to work. Claims for wage arrearages were paid to all present and former employees up to the $4,000 maximum per employee permitted by law.

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

In addition, the amended plan provides terms for the cash payment of all administrative and priority tax claims, an increase in the number of corporate directors from six to seven, and certain amendments to the certificate of incorporation, which will reflect certain restrictions on the transfer of common shares for a period of two years from the effective date of the plan. Such restrictions are intended to prevent any acquisition, which could result in the disallowance or limitation of the issuer's federal income tax net operating loss carryforwards

      A Second Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation was filed with the Office of the U.S. Trustee on August 22,

2000. This amendment modifies repayment terms for allowed federal and state employee and tax claims, and modifies certain releases and indemnification granted to third party affiliates of the issuer.

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

      A confirmation hearing on the amended plan has been continued from time to time by the court. A final confirmation date has yet to be established by the court, pending the resolution of remaining plan objections. If the amended plan is confirmed, existing equity interests will be extinguished for no consideration. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

      CURRENT DEVELOPMENTS

      During fiscal year 2000 the issuer, as Debtors-in-Possession, have continued operations on a limited scale. Pursuant to a court order, the issuer retained The Vantage Partners LLC, a management consulting firm, who, together with Melvin A. Becker, Vice President of Operations, continue to comprise existing senior management. Approximately twenty nine individuals are presently employed in the production of the three remaining product lines. Since that time, management's efforts have been concentrated in the following areas: restoring customer relationships, streamlining operating costs, improving manufacturing quality and material procurement efficiencies, and re-establishing credit availability with vendors and suppliers.

      The company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Despite increased marketing efforts in the areas of product literature development, internet advertisement, and sales representative solicitation, a general decline in military spending has resulted in a reduction in product orders during the third and fourth fiscal quarters of 2000. At this writing, both military and commercial orders for product fail to exhibit stable levels of predictability. Open sales orders at June 30, 2000 total $235,371.

      To combat a declining flow of new orders for military product, the issuer has initiated steps to expand the sale of its off-the-shelf autotransformer and laboratory power supply products. In addition to various advertising measures and several additions to its internal sales force, the issuer has likewise retained the services of various outside sales consultants and manufacturer's representatives in an effort to expand the customer base and increase product revenue. At this writing, four manufacturer's sales representatives are contracted to sell product in the following domestic regions: Sunbelt Region, Mid Atlantic Region, Southwest Region, and Caribbean Rim Region. Negotiations continue with representatives in additional U.S. regions. Contemporaneously, a new homepage has been uploaded to the Internet domain, www.powerdesigns.com. This website currently displays an overview of the linear, military and autotransformer product lines. While these efforts are focused on generating increased commercial order levels, there are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

      Coupled with overhead cost containment measures, the issuer has also initiated an engineering effort to redesign certain products in its linear power supply family. The update of the precision, low voltage power supplies has been completed. More recently, the re-engineering of the single, dual and triple output power sources has also been finalized. These new designs should prove easier and more cost effective to manufacture, as well as provide a greater range of product features and reliability. To date, orders for this family of products continue to languish below the issuer's expectations. Current initiatives to expand the market share include competitive product analysis and re-pricing, coupled with a redirection of product from the distribution channel to direct customer sales.

      In an effort to preserve prior investments made in the proprietary UPS/PLC product technology, the issuer also retained an original member of the engineering staff, who was instrumental to the development of the technology. This individual was charged by the issuer with the task of examining and redesigning the product to yield one with optimal manufacturing costs, and minimal field product failure. By the end of fiscal year 1999, the products had been examined, findings documented, and a design modification conceptualized. Although it is the intention of management to preserve and explore the technology for a potential development and/or licensing joint venture in the future, there can be no assurances that such a joint venture partner can be located, or that such an endeavor can be profitably consummated.

      In May of 1998, the issuer filed a Plan of Reorganization with the Office of the U.S. Trustee (see Item 6 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Bankruptcy proceedings"). Continuing discussions between the debtors and the various creditor representatives resulted in the filing of an amended plan on November 24, 1999 and a second amended plan in August 2000. The amended plan provides for the cancellation of all existing equity interests, and the issuance of 2,000,000 new common shares to be divided among Inverness Corporation, Hayes Corporation, and certain unsecured creditors. Approximately $1.8 million of secured debt is proposed to remain post-confirmation and will bear interest at 10% annually. Administrative claims, priority tax claims, and employee priority claims will be paid in accordance with the terms negotiated with the claimants, or in certain cases, those provided by law. Certain unsecured claims of PDIXF Acquisition Corporation will receive a 5% cash settlement in full satisfaction of their outstanding claims. All remaining claims will be deemed unsecured non-priority claims, and their holders will receive a proportionate number of common shares in the reorganized corporation.

      Subsequent to the end of fiscal 1998, the issuer engaged the services of a local real estate broker to locate a smaller facility, suitable for manufacturing the current product offerings. Simultaneously, the landlord of the issuer has proposed a highly suitable 15,000 square foot facility available for lease in the current industrial park. The broker, in conjunction with the landlord of the issuer, has been enlisted to solicit a new or sublet tenant for the issuer's existing rented facility. Once a tenant has been signed for the existing facility, a possible relocation to the smaller facility may be negotiated with the landlord. Although the existing facility continues to be presented to the marketplace, no new lease transactions have as yet been consummated.

      LIQUIDITY AND CAPITAL RESOURCES.

      Following the Chapter 11 filing in January of 1998 pursuant to a court order, the issuer, as debtors-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. A total of $245,000 is presently outstanding on this loan. As of this date the term of the note has expired placing the borrower in default. At this time, no demand for repayment has been received by the issuer.

      Similarly, in February of 1998 the issuer, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998, the before mentioned agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. In September 1999 the issuer discontinued receivables factoring with Porter Capital.

      At this writing the issuer has repaid $110,194 of its pre-petition labor arrearages and related payroll taxes (up to the individual limited permitted by law). In addition, approximately $104,000 of administrative legal costs pursuant to the Chapter 11 proceeding, and approved by the U.S. Trustee, have been liquidated with the proceeds of the issuer's operating cash flow.

      The issuer hopes to be able to supply a greater percentage of its working capital needs through improved operating cash flow during the 2001 and 2002 fiscal years. This improved operating cash flow is predicated upon a stabilized core product manufacturing process and increased revenue for fiscal 2001 of which there can be no assurance.

Nevertheless, the issuer expects that it will be in need of additional financing in future post Chapter 11 confirmation periods. In an effort to procure such financing, the issuer has prepared financial projections, and has retained an independent appraiser to value the machinery and inventory collateral. These documents have been presented to various prospective lenders for their review. Although several preliminary loan proposals are being entertained by the issuer, no permanent financing has been secured. It is the issuer's intent to pay its obligations pursuant to the amended plan of reorganization, as well as to replace the current debtor-in-possession financing with less costly, conventional financing arrangements. The issuer estimates that it needs to obtain approximately $700,000 in additional financing to be able to meet its operating cash flows and the obligations subsequent to confirmation of the plan of reorganization.

      At June 30, 2000 the issuer currently has a net stockholders' deficit of approximately $17,300,000, meaning that amounts owed to its creditors exceed the issuer's assets.

      As a result of the issuer's net loss, no provision has been made for income taxes. Approximately $16,300,000 of net operating loss carryforwards remain available to reduce future federal and state taxable income, which expire in 2001 through 2019. There is no certainty that the issuer will have taxable income during the expiration period in order to realize the benefit of these carryforward amounts. As a result, the issuer has recorded a valuation allowance equal to the entire amount of the related deferred tax asset, as well as all other deferred tax assets. Also changes in ownership and/or reductions of debt, including changes resulting from a Chapter 11 plan confirmation, could result in a limitation or reduction in the use of these net operating loss carryforwards.

      FINANCIAL CONDITION

      Stable operations and the staying of liabilities inherent in a Chapter 11, account for the minor fluctuations in assets and liabilities from June 30, 1999 to June 30, 2000. Current assets increased by approximately 12.6% over fiscal year 1999 to $1,388,743. This increase, which is primarily attributable to inventories and accounts receivable, is the direct result of the increased volume of manufacturing and sales during fiscal year 2000. There were no material changes in prepaid assets or cash over fiscal year 1999. However, equipment and leasehold improvements decreased from $395,372 to $268,178. This decrease is primarily attributable to normal depreciation of existing assets. Other assets represent equipment, which was integral in the manufacture of the discontinued products and was removed from service at the time of the Chapter 11 filing. The ultimate disposition of this machinery will be a matter determined at Plan confirmation.

      Total liabilities increased by 7.9% to $19,170,712 over fiscal year 1999, due primarily to the increase in additional accrued and unpaid interest on secured, pre-petition liabilities. Conversely, total current liabilities decreased from $799,161 in fiscal 1999 to $734,605 at June 30, 2000, primarily due to the elimination of all advances under a factoring agreement. Liabilities subject to compromise of $18,436,107 at June 30, 2000 represent those pre-petition claims, which will be impaired under the proposed plan of reorganization. In the case of this issuer, all remaining pre-petition claims have been classified as liabilities subject to compromise.

      Total stockholders' deficit increased by 8.5% to $17,335,976 over fiscal year 1999. This increase is generated solely by operating losses incurred in the current fiscal year of $1,360,853. Common stock, preferred stock, and additional paid-in capital remain unchanged from June 30, 1999.

      RESULTS OF OPERATIONS

      The issuer's sales during fiscal 2000 increased by 14.9% over fiscal year 1999, to $3,303,129 while its gross profit increased by 21.5% over the same period. An increase in military sales of approximately $500,000 over the prior year, as well as the comparatively high gross profit margins inherent in the military power supply product line are the key factors contributing to the fiscal 2000 improvement. Fiscal 2000 post-petition sales averaged approximately $275,000 per month in core product shipments, as compared with $240,000 per month in fiscal 1999.

      Operating expenses increased by approximately 8.4% to $1,026,048 for fiscal year 2000. Modest expense growth, primarily in the areas of sales and marketing resources account for the majority of this increase. Other income and expense decreased from $1,645,965 in 1999 to $1,545,547 in 2000. The decrease in factor interest expense due to the repayment of outstanding advances early in the fiscal year, comprises the majority of the change in other income and expense. $76,152 of reorganization items in 1999 represent legal and court costs associated with the bankruptcy proceeding. Comparable legal and court expenses in 2000 total $136,383. As a result of all of the changes described above, the net loss for fiscal 2000 of approximately $1.36 million modestly trailed the fiscal 1999 net loss of approximately $1.56 million.

      Throughout its post-Chapter 11 filing periods, the issuer has expended considerable time and effort in repairing and reactivating many customer relationships, which suffered a decline during the months prior to the Chapter 11 filing. The issuer's inability to manufacture a functional UPS/PLC product, as well as many prior years of working capital shortages which strangled core product shipments, have shifted many customers to search for an alternative supplier of power protection products. Since January 22, 1998 the issuer has been actively interviewing and communicating with prior customers to better assess their product needs, and to institute operational measures to insure on-time delivery of goods. At this writing, new manufacturer representation in the field, a more comprehensive domestic distribution channel, and a direct sales force effort for laboratory products are all means by which the issuer plans to continue to enhance sales volumes in future periods.

      The most important general economic trend during fiscal year 2000 was the continued strength of the national economy, reflected in significant improvements in the major capital markets. In addition, the advent and subsequent rapid growth of the internet as an advertising and marketing medium, has opened many new possibilities for reaching yet untapped segments of what is, in many ways, a mature market. However a growing decline in domestic government spending for defense programs is expected to continue to impact the demand for military grade power supply products. Although it is the intention of the issuer to replace these retiring customers with newly developed industrial and commercial uses for these products, there is no certainty that these objectives will be attained.

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

ITEM 7.  FINANCIAL STATEMENTS

      Attached hereto and made a part of this filing is the audited consolidated balance sheets and related consolidated statements of operations, stockholders' deficit, and cash flows of the issuer for its fiscal years ended June 30, 2000 and June 30, 1999.

      The report of McGladrey & Pullen, LLP, dated August 28, 2000 on the issuer's 2000 consolidated financial statements is attached hereto and made part of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None to report during the two fiscal years covered by this report.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Board of Directors as of June 30, 2000 consisted of six directors. All directors of the issuer presently serve until resignation or until the next annual shareholders' meeting.

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

      ROBERT R. SPARACINO. Mr. Sparacino was appointed as a Director of the issuer on October 7, 1997. Mr. Sparacino has served as President of Sparacino Associates, a management and venture capital consulting firm specializing in high technology businesses since 1982. Mr. Sparacino holds a Doctoral Degree in Instrumentation from the Massachusetts Institute of Technology.

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

EXECUTIVE OFFICERS OF THE ISSUER

      As of June 30, 2000 there were no other executive officers, other than the directors identified as such above (see Item 10 - "Executive Compensation").

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by certain executive officers of the issuer for services in all capacities for the fiscal years ended June 30, 1998, 1999 and 2000. No employee's annual salary and bonus exceeded $100,000 for those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                                         STOCK
NAME                YEAR         PRINCIPAL POSITION                        SALARY ($)    OPTIONS
Melvin A. Becker    2000         Vice President, October 9, 1996-present    90,000
                    1999         President Jan 1, 1984-October 9, 1996      92,037
                    1998                                                    97,192

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


                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

               Number of           % of Total
               securities          Options/SARs
               Underlying          Granted to          Exercise
               Options/SARs        Employees           or Base        Expiration
Name           Granted (#)         in Fiscal Year      Price$/Sh)     Date
----           -----------         --------------      ----------     ----

(a) No stock options were issued during the fiscal year covered by this report.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                  Number of
                                                  Securities        Value of
                                                  Underlying        Unexercised
                                                  Unexercised       In-the-Money
                                                  Options/SARs      Options/SARs
                                                  At FY-End(#)      at FY-End($)

                  Shares Acquired   Value         Exercisable/      Exercisable/
Name              on Exercise(#)    Realized($)   Unexercisable     Unexercisable
----              --------------    -----------   -------------     -------------

(a) No stock options were exercised or outstanding during the fiscal year covered by this report.

      The Company has no pension plan covering executives, and currently provides no benefits to executives other than life insurance coverage equivalent to 100% of annual salary and health insurance.

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

                                                            AMOUNT AND
                                                            NATURE OF
                                                            BENEFICIAL                  PERCENT
                  NAME AND ADDRESS OF                       OWNERSHIP                     OF
TITLE OF CLASS    BENEFICIAL OWNER                          (SHARES)                     CLASS
--------------    ----------------                          --------                     -----
Common Stock      Millenia Capital Holdings, LLC(4)         1,072,028                     44.8
                  P.O. Drawer 9
                  Kensington, Connecticut 06037

                  Inverness Corporation(5)                  1,297,163(10)                 35.2
                  1224 Mill Street, Bldg. A
                  East Berlin, Connecticut 06023

                  Bril Corp.(6)                               159,468(12)(15)              6.6
                  P.O. Drawer 9
                  Kensington, Connecticut 06037

                  Equitas, L.P.                               273,189(11)                 10.3
                  2000 Glen Echo Road
                  Suite 101
                  Nashville, Tennessee 37215

                  Edward Benjamin(2)                          125,400(14)                  5.0

                  Thomas O'Grady(2)                           136,308                      5.7

                  David H. Smith II(2)                        176,308                      7.2

                  Jeri Fink(2)                                283,503                     11.8

                  Sandra Roth(2)                              146,503                      6.1

                  Jonathan D. Betts(2)(7)                   2,528,959(8)(13)(shared)      68.4



                  Melvin A. Becker(2)                          13,263                      0.6

                  Gary M. Laskowski (2)(7)                  2,538,859(9)(13)(shared)      68.6

                  All Directors and Executive Officers      2,552,222                     69.0
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

(7) Mr. Betts and Mr. Laskowski share voting power over the 1,297,163 and 159,468 shares of Common Stock currently owned by (or underlying options immediately exercisable by) Inverness and Bril, respectively. See Notes 5 and 6, above. In addition, Mr. Betts and Mr. Laskowski are trustees and beneficiaries of a retirement plan that owns 200 shares of Common Stock.

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

(11) Includes 273,189 shares of Common Stock underlying warrants which are currently exercisable.

(12) Includes 10,000 shares of Common Stock underlying 5,000 warrants which are currently exercisable by Bril Corp. Profit Sharing Plan and Trust and 5,000 warrants which are currently exercisable by Bril Corp. Money Purchase Plan.

(13) Includes 1,297,163 shares of Common Stock underlying warrants which are currently exercisable by Inverness, 5,000 shares of Common Stock underlying warrants which are currently excercisable by Bril Corp. Profit Sharing Plan and Trust, and 5,000 shares of Common Stock underlying warrants which are currently exercisable by Bril Corp. Money Purchase Plan.

(14) Includes 125,400 shares of Common Stock underlying warrants which are currently exercisable.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Jonathan D. Betts and Gary M. Laskowski, directors of the issuer, are officers of Venture Partners, Ltd., and of Inverness Corporation, both of which have provided capital to the issuer under several loan agreements:

(a) Inverness has also entered into certain Revolving Loan Agreements with the issuer commencing on October 11, 1996 and December 31, 1996, and later amended on November 27, 1996, March 20, 1997. The notes under these Agreements provide for 18% annual interest and, as of June 30, 1998, provided for a maximum credit line of $8,000,000, secured by substantially all the assets of the issuer.

(b) The issuer leases certain equipment under capital leases with Inverness, which include a security interest in the property maintained by the lessors. As of June 30, 2000, obligations under these leases were approximately $142,872, and the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively.

(c) The issuer, pursuant to a court order entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. The debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 2000 the term of the note had expired, placing the issuer in default. At this time, no demand for repayment has been received by the issuer.

      At the year ended June 30, 2000 the issuer had approximately $4,500 in outstanding advances to Melvin A. Becker, an officer and director of the issuer. This advance is included in accounts receivable in the balance sheet of the issuer, and is to be repaid without interest over a fixed term.

    A COPY OF THIS REPORT ON FORM 10-KSB FOR FISCAL YEAR 2000 MAY BE OBTAINED
               FREE OF CHARGE BY SENDING A REQUEST IN WRITING TO:

                               INVESTOR RELATIONS
                               POWER DESIGNS, INC.
                                14 COMMERCE DRIVE
                                DANBURY, CT 06810

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)           EXHIBIT INDEX

  Exhibit
  Number      Description
  ------      -----------

FINANCIAL STATEMENTS

           Independent Auditor's Report

           Consolidated Balance Sheets - June 30, 2000 and 1999

           Consolidated Statements of Operations - Years Ended June 30, 2000 and 1999

           Consolidated Statements of Stockholders' Deficit - Years Ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows - Years Ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements

(3)(i)     CERTIFICATE OF INCORPORATION
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    3(i) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1995)

(3)(ii)    BYLAWS
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    3(ii) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1995)

(10)       MATERIAL CONTRACTS

 (i)         Employee Incentive Stock Option Program
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    10(vi) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1995)

 (ii) Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    10(xv) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1998)

 (iii) Disclosure Statement for the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    10(xv) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1998)

 (iv) Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    10(v) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1999)

 (v) Disclosure Statement for the Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
                    (INCORPORATED BY REFERENCE TO EXHIBIT
                    10(vi) TO FORM 10-KSB FOR THE FISCAL
                    YEAR ENDED JUNE 30, 1999)

 (vi) Second Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

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


Date: September 28, 2000                        POWER DESIGNS, INC.
      Danbury, Connecticut                      (Registrant)




                                          By:   /s/ Anthony F. Intino II
                                                --------------------------------
                                                Anthony F. Intino II,
                                                Chief Financial Officer




                                          By:   /s/ Jonathan D. Betts
                                                --------------------------------
                                                Jonathan D. Betts,
                                                Chairman of the Board




                                          By:   /s/ Melvin A. Becker
                                                --------------------------------
                                                Melvin A. Becker,
                                                Director




                                          By:   /s/ Gary M. Laskowski
                                                --------------------------------
                                                Gary M. Laskowski,
                                                Director

                                          By:   /s/ Robert R. Sparacino
                                                --------------------------------
                                                Robert R. Sparacino,
                                                Director




                                          By:   /s/ Raymond E. Joslin
                                                --------------------------------
                                                Raymond E. Joslin,
                                                Director




                                          By:   /s/ Shannon LeRoy
                                                --------------------------------
                                                Shannon LeRoy,
                                                Director

                       POWER DESIGNS, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                  JUNE 30, 2000

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT                                               F-1

FINANCIAL STATEMENTS
  Consolidated balance sheets                                              F-3
  Consolidated statements of operations                                    F-4
  Consolidated statements of stockholders' deficit                         F-5
  Consolidated statements of cash flows                                    F-6
  Notes to consolidated financial statements                               F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Power Designs, Inc.
Danbury, Connecticut


We have audited the accompanying consolidated balance sheets of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Designs, Inc. and Subsidiary (Debtor-in-Possession) as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company and its Subsidiary filed for reorganization under Chapter 11 of the United States Bankruptcy Code in January 1998 (amended on November 24, 1999 and August 21, 2000). The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The eventual outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, on January 22, 1998, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code and has a substantial stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

New Haven, Connecticut
August 28, 2000

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                       2000            1999
                                                                       ----            ----
ASSETS (Note 10)

Current Assets
  Cash                                                            $     47,307    $     53,395
  Accounts receivable (Note 3)                                         466,748         425,289
  Inventories (Note 5)                                                 822,564         710,874
  Prepaid expenses                                                      52,124          44,203
                                                                  ------------    ------------
         TOTAL CURRENT ASSETS                                        1,388,743       1,233,761
                                                                  ------------    ------------

Equipment and Leasehold Improvements, net (Notes 6 and 11)             268,178         395,372

Other Assets (Note 6)                                                  177,815         164,937
                                                                  ------------    ------------
                                                                  $  1,834,736    $  1,794,070
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable (Note 10)                                         $    245,000    $    245,000
  Advances under factoring agreement (Note 11)                              --         129,203
  Accounts payable                                                     187,192         138,423
  Accrued expenses                                                     132,392         149,757
  Accrued legal fees                                                   165,994         132,751
  Accrued interest                                                       4,027           4,027
                                                                  ------------    ------------
         TOTAL CURRENT LIABILITIES                                     734,605         799,161

Liabilities Subject to Compromise (Note 12)                         18,436,107      16,970,032
                                                                  ------------    ------------
                                                                    19,170,712      17,769,193
                                                                  ------------    ------------

Commitments and Contingencies (Note 16 and 17)

Stockholders' Deficit
  Common stock, $.0001 par value, 10,000,000 shares authorized,
    2,391,493 shares issued and outstanding at June 30, 2000
    and 1999 (Notes 10 and 14)                                             240             240
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    316,743 shares issued and outstanding at June 30, 2000
    and 1999 (Notes 10 and 14)                                           3,167           3,167
  Additional paid-in capital (Note 14)                               1,382,807       1,382,807
  Accumulated deficit                                              (18,722,190)    (17,361,337)
                                                                  ------------    ------------
                                                                   (17,335,976)    (15,975,123)
                                                                  ------------    ------------

                                                                  $  1,834,736    $  1,794,070
                                                                  ============    ============



See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                             2000           1999
                                                             ----           ----
Net Sales (Note 3)                                       $ 3,303,129    $ 2,875,686

Cost of Sales (Note 4)                                     1,956,004      1,767,242
                                                         -----------    -----------
         GROSS PROFIT                                      1,347,125      1,108,444
                                                         -----------    -----------
Operating Expenses
  Selling, general and administrative expenses               959,290        837,620
  Research and development                                    66,758        108,883
                                                         -----------    -----------
                                                           1,026,048        946,503
                                                         -----------    -----------
         INCOME BEFORE OTHER INCOME (EXPENSE) AND
            REORGANIZATION ITEMS                             321,077        161,941

Other Income (Expense)
  Investment income                                            2,416          3,601
  Interest expense (contractual interest $1,764,293 in
  2000, $1,778,949 in 1999) (Note 18)                     (1,537,643)    (1,552,299)
  Other                                                      (10,320)       (97,267)
                                                         -----------    -----------
                                                          (1,545,547)    (1,645,965)
                                                         -----------    -----------
         LOSS BEFORE REORGANIZATION ITEMS                 (1,224,470)    (1,484,024)

Reorganization Items (Note 13)                               136,383         76,152
                                                         -----------    -----------
         NET LOSS                                        $(1,360,853)   $(1,560,176)
                                                         ===========    ===========

Weighted average number of common shares outstanding       2,391,493      2,391,493
                                                         ===========    ===========
Net loss per common share                                $     (0.57)   $     (0.65)
                                                         ===========    ===========

See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                               Common Stock        Preferred Stock
                                                                        Additional
                             Shares       Par      Shares      Par       Paid-In      Accumulated
                             Issued      Value     Issued     Value      Capital        Deficit          Total
                            ---------    ------    -------   -------   ------------   ------------    ------------
Balance, June 30, 1998      2,391,493    $  240    316,743   $ 3,167   $  1,382,807   $(15,801,161)   $(14,414,947)

  Net loss                         --        --         --        --             --     (1,560,176)     (1,560,176)
                            ---------    ------    -------   -------   ------------   ------------    ------------
Balance, June 30, 1999      2,391,493       240    316,743     3,167      1,382,807    (17,361,337)    (15,975,123)

  Net loss                         --        --         --        --             --     (1,360,853)     (1,360,853)
                            ---------    ------    -------   -------   ------------   ------------    ------------
BALANCE, JUNE 30, 2000       2,391,49    $  240    316,743   $ 3,167   $  1,382,807   $(18,722,190)   $(17,335,976)
                            =========    ======    =======   =======   ============   ============    ============


See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                2000           1999
                                                                ----           ----
Cash Flows From Operating Activities
  Net loss                                                  $(1,360,853)   $(1,560,176)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation                                              150,334        151,315
      Reorganization items                                      136,383         76,152
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable              (41,459)        68,306
        (Increase) decrease in inventories                     (111,690)        55,564
        Increase in prepaid expenses                             (7,921)        (9,713)
        Increase in other assets                                (12,878)           (24)
        Increase in accounts payable and accrued expenses     1,497,479      1,380,087
                                                            -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
            REORGANIZATION ITEMS                                249,395        161,511

      Reorganization items paid                                (103,139)       (16,766)
                                                            -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES              146,256        144,745
                                                            -----------    -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                            (23,141)        (8,588)
                                                            -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES                  (23,141)        (8,588)
                                                            -----------    -----------
Cash Flows From Financing Activities
  Net payments under factoring agreement                       (129,203)      (124,124)
                                                            -----------    -----------
         NET CASH USED IN FINANCING ACTIVITIES                 (129,203)      (124,124)
                                                            -----------    -----------

         NET (DECREASE) INCREASE IN CASH                         (6,088)        12,033

Cash, beginning of year                                          53,395         41,362
                                                            -----------    -----------
Cash, end of year                                           $    47,307    $    53,395
                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                $    49,134    $    54,651
                                                            ===========    ===========

  Cash payments for income taxes                            $       250    $       500
                                                            ===========    ===========


See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


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

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed June 8, 1998 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not determinable. In May 1998, the Debtor filed a plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed with the Bankruptcy Court in November 1999. A second amended plan of reorganization was filed with the Bankruptcy Court in August 2000. The consummation of this plan for the Company will require the requisite vote of impaired creditors under the Code and confirmation of the plan by the court.

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

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors continue to review leases and contracts, as well as other operational changes, and cannot presently determine or reasonably

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


estimate the ultimate outcome of, or liability resulting from, this review. Claims secured against the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' machinery, equipment and accounts receivable.

The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances, and the substantial stockholders' deficit, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

The Company plans to supply a greater percentage of its working capital needs through improved operating cash flows. This improved operating cash flow is predicated upon a stabilized core product manufacturing process and increased revenue. In addition, the Company plans to meet its obligations pursuant to the amended plan of reorganization and debtor in possession financing with cash accumulated by the Company at the confirmation date and funds obtained from commercial financing arrangements. The Company estimates that it needs to obtain approximately $700,000 in additional financing to be able to meet its operating cash flows and obligations subsequent to confirmation of the plan of reorganization. Currently, the Company has not obtained any additional financing and there can be no assurances that the Company will be successful in obtaining such financing in the future.

NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a provider of customized power supply products to both original equipment manufacturers and end users in the electronics industry. The Company designs, develops,

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


manufactures and markets highly regulated direct current power supplies as well as a line of variable auto-transformers. These power supplies function by taking electric current from batteries or commercial power lines and converting it into controlled voltages or currents for the operation of transistorized or micro-circuit equipment. These products are routinely used in critical applications in industrial, commercial, nuclear monitoring, consumer and medical diagnostic equipment. The Company's principal products include variable auto-transformers, switching and linear power supplies for use in military and laboratory applications, and regulated linear direct current power supplies. Segment information is not presented since the Company's revenue is attributed to a single reportable segment.

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

REVENUE RECOGNITION

Revenue from sales of the Company's products is recognized when the related products are shipped because the Company is not obligated to perform any activities after product shipment.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


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

OTHER ASSETS

Other assets consist primarily of equipment that was taken out of service and idle at June 30, 2000 and 1999. This equipment is being leased under capital leases with Inverness (See Note 8).

ESTIMATED WARRANTY EXPENSES

The Company currently sells its products with a warranty that provides for repairs or replacements of any defective parts for one year after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience. During the year ended June 30, 1999, the Company decreased its warranty accrual by approximately $190,000 due to facts and circumstances known to them at that time, including the expiration of the warranty coverage period for certain products. No significant changes in the Company's warranty accrual estimate occurred during the year ended June 30, 2000.

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

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about the Fair Value of Financial Instruments," requires the disclosure of the fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practical to estimate that value. The Company has the following financial instruments: cash, accounts receivable, advances under factoring agreement, accounts payable, accrued expenses and notes payable. The Company considers the carrying amount of these items, excluding notes payable, to approximate the fair value because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 10 for the fair value disclosures of notes payable.

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed the net loss as presented in the consolidated statements of operations and the amounts used to compute basic and diluted loss per share. For the years ended June 30, 2000 and 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

NOTE 3.   MAJOR CUSTOMER

Net sales for the years ended June 30, 2000 and 1999 include sales to various governmental agencies and military departments which aggregated together were approximately $806,000 and $496,000, respectively, (approximately 24% and 17% of sales). Accounts receivable from these agencies and departments at June 30, 2000 and 1999 were approximately $208,000 and $76,000, respectively.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


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

NOTE 5.   INVENTORIES

At June 30, 2000 and 1999, inventories consisted of the following:

                                                   2000       1999
                                                   ----       ----
          Raw materials                        $  771,136  $  712,412
          Work in process                         116,532     139,854
          Finished goods                           99,896      23,608
          Allowance for slow-moving and
            obsolete inventory                   (165,000)   (165,000)
                                               ----------  ----------
                                               $  822,564  $  710,874
                                               ==========  ==========


NOTE 6.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At June 30, 2000 and 1999, equipment and leasehold improvements consisted of the following:

                                                   2000       1999
                                                   ----       ----
          Leasehold improvements               $   92,610  $   92,610
          Machinery and equipment                 753,190     730,049
          Furniture and fixtures                    6,720       6,720
                                               ----------  ----------
                                                  852,520     829,379
          Less accumulated depreciation          (584,342)   (434,007)
                                               ----------  ----------
                                               $  268,178  $  395,372
                                               ==========  ==========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


As of June 30, 2000 and 1999, the cost and accumulated amortization of equipment under capital leases was $174,762 and $31,890, respectively, which are included in other assets on the accompanying balance sheet. These assets are no longer in use and amortization of the assets has been discontinued. The related liability for these capital leases is included in liabilities subject to compromise (see
Note 12).

NOTE 7.   INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999, are presented below:

                                                2000          1999
                                                ----          ----
       Deferred tax assets:
         Net operating loss carryforwards   $ 6,928,700    $ 5,365,200
         Inventory                              190,800        192,000
         Warranty accrual                         1,600          4,000
         Other accruals                          19,800         21,900
                                            -----------    -----------
       Gross deferred tax assets              7,140,900      5,583,100

       Less valuation allowance               7,121,300      5,549,400
                                            -----------    -----------
       Net deferred tax assets                   19,600         33,700

       Deferred tax liabilities:
         Property and equipment                 (19,600)       (33,700)
                                            -----------    -----------
                                            $        --    $        --
                                            ===========    ===========


For the years ended June 30, 2000 and 1999, tax benefits recognized for net operating losses incurred were offset by equal increases to the valuation allowance for deferred taxes, resulting in no income tax expense or benefit reflected on the consolidated statements of operations.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


As of June 30, 2000, the Company had net operating loss carryforwards of approximately $16,297,000 available to reduce future federal and state taxable income, which expire as follows:

                        Expiration                  Amount
                        ----------                  ------
                           2001                   $     8,000
                           2002                        10,000
                           2003                        10,000
                           2004                        10,000
                           2005                        10,000
                           2006                        10,000
                           2007                        10,000
                           2008                        10,000
                           2009                        55,000
                           2010                       529,000
                           2011                       549,000
                           2012                     3,140,000
                           2013                     9,449,000
                           2019                     2,497,000
                                                  -----------
                                                  $16,297,000
                                                  ===========


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

Future minimum lease payments under operating leases are as follows:

                                                          Operating
          Period Ending June 30,                           Leases
          ----------------------                           ------
          2001                                            $ 186,600
          2002                                              186,600
          2003                                              124,400
                                                          ---------
                                                          $ 497,600
                                                          =========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


During the years ended June 30, 2000 and 1999, there have been no payments made on capital leases. Obligations under capital leases in the amount of $142,872 have been classified as liabilities subject to compromise at June 30, 2000 and 1999.

Total rent expense charged to operations under operating leases was approximately $199,000 and $208,000 for the years ended June 30, 2000 and 1999, respectively.

NOTE 9.   PRIOR REORGANIZATION

During the year ended June 30, 1994, the Company emerged from Chapter 11 of the Federal Bankruptcy Court - State of New York. In accordance with the terms set by the bankruptcy court, unsecured creditors agreed to accept 20% of the amount due to them for pre-petition claims (5% upon emerging from bankruptcy and the remaining 15% over a period of three years).

The amounts due to these unsecured creditors, as well as other amounts due to various taxing authorities, are due and payable with interest, at June 30, 2000 and 1999, as follows:

                                                      2000      1999
                                                      ----      ----
        Class VI creditors (former unsecured
          creditors)                                $ 10,960   $ 10,960

        Class V creditors (taxing authorities and
          union fees)                                177,626    177,626
                                                    --------   --------
                                                    $188,586   $188,586
                                                    ========   ========


At June 30, 2000 and 1999, the Company was in default due to its failure to make all appropriate payments as required by the bankruptcy court. The amounts at June 30, 2000 and 1999 are shown as liabilities subject to compromise in the consolidated balance sheets.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 10.  NOTES PAYABLE

                                                                     2000           1999
                                                                     ----           ----

Notes payable classified as liabilities subject to compromise
-------------------------------------------------------------

  Revolving loans payable to Inverness due upon
    demand, interest payable monthly at 18%,
    secured by substantially all assets of the
    Company                                                       $ 7,015,553   $ 7,015,553

  Term notes, subordinated to Inverness notes, payable
    to preferred stockholders, due October 31, 2001,
    interest payable quarterly at 8%, secured by
    substantially all assets of the Company                         1,087,415     1,087,415

  Term note payable to seller of divisions acquired in
    October 1996, due July 31, 1997, interest payable
    monthly at the prime rate plus 2%, secured by all
    outstanding PDIXF stock, and substantially all
    assets of the Company                                             990,000       990,000

  Unsecured bridge loans, subordinated to Inverness notes,
    payable to various third parties, principal and accrued
    interest at 10% due no later than July 31, 1998. Effective interest rate of 12.1% based on maturity date of
    July 31, 1998                                                   1,653,500     1,653,500

  Unsecured short term loans payable, due March 31, 1998,
    interest at 10%                                                   300,000       300,000

  Unsecured short term notes, subordinated to Inverness
    Notes, due no later than April 30, 1998, interest at 10%          313,000       313,000
                                                                  -----------   -----------
                                                                  $11,359,468   $11,359,468
                                                                  ===========   ===========



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

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


TERM NOTES

These notes were issued to various investors in conjunction with the private placement sale of these notes, the Company's preferred stock and common stock purchase warrants. The Company is in violation of certain covenants contained in the related loan agreements. These notes have been classified as liabilities subject to compromise.

TERM NOTE PAYABLE TO SELLER

The obligation to Penril Datacomm Networks (now known as Hayes Corporation) (the "Seller") incurred in conjunction with an asset purchase was initially due in full on December 31, 1996, however the Company was unable to pay the obligation in full at that time. The Company subsequently entered into a series of forbearance agreements with the Seller, however, on July 31, 1997, the Company was unable to make the payments required and the Company is now in violation of the forbearance agreement. The note has been classified as liabilities subject to compromise.

UNSECURED BRIDGE LOANS

These loans were issued as part of a private placement offering of $100,000 units comprised of these notes and common stock purchase warrants, which commenced on March 21, 1997, and was completed on July 31, 1997. For each unit purchased, the bridge lenders received a promissory note for $100,000 due no later than July 31, 1998, and 40,000 warrants to acquire shares of the Company's common stock for $.25 per share. These loans have been classified as liabilities subject to compromise.

UNSECURED SHORT TERM NOTES

These notes were issued to various investors. For each note issued, the lender received a specified number of warrants to acquire shares of the Company stock for $.25 per share. These notes have been classified as liabilities subject to compromise.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


DEBTOR IN POSSESSION FACILITY

In January 1998, pursuant to a court order, the Company, as debtor-in-possession, entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. At June 30, 2000 and 1999, $245,000 was outstanding under this loan agreement. As of this date, the term of the note has expired placing the Company in default. At this time, no demand for repayment has been received by the Company.

NOTE 11.  FACTORING AND LOAN AGREEMENT

In March 1998, the Company, pursuant to a court order, entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold with recourse to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September 1998, this agreement was modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days, and an annual interest rate of prime plus 2.5% on the outstanding amount advanced. As this arrangement does not meet the criteria of a sale, receivables sold with recourse to Porter are included in the accompanying consolidated balance sheets. In addition, advances under this agreement are included in the accompanying consolidated balance sheets.

In September 1999, the Company discontinued receivable factoring with Porter.

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

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


Liabilities subject to compromise are as follows:

                                              2000             1999
                                              ----             ----
Accounts payable, trade                   $ 2,394,099      $ 2,394,099
Accrued expenses                            4,351,082(2)     2,885,007(1)
Obligations under capital leases              142,872          142,872
Payables related to 1994 reorganization
    including accrued interest                188,586          188,586
Notes payable:
    Affiliated companies                    7,015,553        7,015,553
    Preferred shareholders                  1,087,415        1,087,415
    Seller of assets acquired                 990,000          990,000
    Others                                  2,266,500        2,266,500
                                          -----------      -----------
                                          $18,436,107      $16,970,032
                                          ===========      ===========

(1) Includes accrued interest at January 22, 1998 and accrued interest on secured obligations from January 22, 1998 to June 30, 1999.
(2) Includes accrued interest at January 22, 1998 and accrued interest on secured obligations from January 22, 1998 to June 30, 2000.


As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date. Contractual interest expense of $226,650 was not recorded on certain unsecured pre-petition debt for the years ended June 30, 2000 and 1999.

NOTE 13.  REORGANIZATION ITEMS

The components of reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations were as follows:

                                          2000       1999
                                          ----       ----
                 Reorganization items
                   Professional fees    $120,383   $ 60,152
                   U.S. trustee fees      16,000     16,000
                                        --------   --------
                                        $136,383   $ 76,152
                                        ========   ========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 14.  CAPITAL STOCK

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

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


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

There were no options granted during the years ended June 30, 2000 and 1999. As such, net loss as reported is the same as the pro forma amount required to be disclosed.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


A summary of the status of the Company's stock option plan at June 30, 2000 and 1999, and changes during the years then ended, is as follows:

                                                        Weighted
                                                         Average
                                   Shares     Options   Exercise
                                  Reserved  Outstanding   Price
                                  --------  ----------- --------
         Balance, June 30, 1998    573,958    275,983   $   0.16
           Canceled                     --   (275,983)      0.16
           Granted                      --         --         --
           Exercised                    --         --         --
                                  --------   --------   --------

         Balance, June 30, 1999    573,958         --   $     --
           Canceled                     --         --         --
           Granted                      --         --         --
           Exercised                    --         --         --
                                  --------   --------   --------
         BALANCE, JUNE 30, 2000    573,958         --   $     --
                                  ========   ========   ========

There were no options granted or exercised during the years ended June 30, 2000 and 1999.

There were no options outstanding at June 30, 2000 and 1999.

STOCK WARRANTS

The following table summarizes warrants outstanding at June 30, 2000 and 1999, and the changes in warrants during the years then ended:

                                                          Weighted
                                                           Average
                                   Shares    Warrants     Exercise
                                  Reserved  Outstanding     Price
                                  --------  -----------   --------
         Balance, June 30, 1998   2,415,312   2,415,312   $   0.36
           Canceled                      --          --         --
           Granted                       --          --         --
           Exercised                     --          --         --
                                  ---------   ---------   --------

         Balance, June 30, 1999   2,415,312   2,415,312       0.36
           Canceled                      --          --         --
           Granted                       --          --         --
           Exercised                     --          --         --
                                  ---------   ---------   --------
         BALANCE, JUNE 30, 2000   2,415,312   2,415,312   $   0.36
                                  =========   =========   ========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


A further summary of warrants outstanding at June 30, 2000, is as follows:

                             Warrants Outstanding               Warrants Exercisable
                   ------------------------------------------ -------------------------
                                  Weighted-
                                   Average          Weighted-                 Weighted-
                                  Remaining          Average                  Average
Range of Exercise     Number     Contractual        Exercise     Number       Exercise
     Prices        Outstanding  Life (In Years)      Price     Exercisable     Price
-----------------  -----------  ---------------     ---------  -----------    ---------
  $.25 to $.875     2,415,312         1.5             $.36      2,415,312        $.36


NOTE 16.  401(k) PLAN

The Company maintains a 401(k) profit sharing plan for the benefit of substantially all its employees who meet certain minimum eligibility requirements and who elect to participate. Under the terms of the Plan, participants can contribute up to 25% of their pay to the extent permitted by law. The Company may make matching contributions to the Plan equal to 50% of the employees' annual contributions, as well as discretionary non-matching contributions, however the annual matching contribution is limited to 13% of participant compensation. Participants are immediately vested in their contribution. There were no contributions to the Plan during the years ended June 30, 2000 and 1999.

NOTE 17.  LITIGATION

A lawsuit has been brought against the Company by an entity seeking payment for goods and services provided to the Company. With regards to this lawsuit, the Company has entered into a forbearance agreement with the plaintiffs to make weekly payments on the liability of approximately $144,300 plus interest at 8%. At June 30, 2000 and 1999, the Company was in default of this forbearance agreement and the remaining obligation of $133,944 has been classified as liabilities subject to compromise.

NOTE 18.  RELATED PARTY TRANSACTIONS

At June 30, 2000 and 1999, advances due from a member of senior management approximated $4,500 and $6,000, respectively, and are included in accounts receivable in the balance sheet.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


As outlined in Notes 8 and 10 to the consolidated financial statements, the Company has various lending agreements with Venture Partners and Inverness whose principals are also directors of the Company. Interest expense incurred on these loans totaled $1,326,657 and $1,337,709 for the years ended June 30, 2000 and 1999, respectively.

NOTE 19.  ENTERPRISE WIDE DISCLOSURES

The following table presents revenues from external customers for each of the Company's groups of products for the years ended June 30, 2000 and 1999:


                                                  2000          1999
                                                  ----          ----
           Military power supplies            $ 1,970,539   $ 1,457,302
           Variable auto transformers             798,034       743,862
           Linear power supplies                  433,938       426,150
           Service support                        100,618       248,372
                                              -----------   -----------
                                              $ 3,303,129   $ 2,875,686
                                              ===========   ===========


Sales to foreign customers were $308,250 and $29,150 for the years ended June 30, 2000 and 1999, respectively. All other revenues were to customers in the United States. All long-lived assets are in the United States.

See Note 3 for information related to a major customer.