Form 10QSB
period 2000-09-30
POWER DESIGNS INC
filed 2000-11-15
CIK 79829

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 2000.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ______________to ______________.

                           Commission File No. 0-1921

                               POWER DESIGNS INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

            Delaware                                        11-1708714
       ------------------                                ----------------
(State or other jurisdiction of                  (I.R.S. Employer Identificatio
nincorporation or organization)                   Number)

14 Commerce Drive, Danbury, Connecticut                        06810
----------------------------------------                       -----
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

                                 Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |X| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format (check one):

                                 Yes |_| No |X|

                               POWER DESIGNS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            September 30, 2000 and 1999..................................   5

            Consolidated Statements of Operations for
            the three months ended September 30, 2000 and 1999...........   6

            Consolidated Statements of Changes
            in Stockholders' Deficit for the three months ended
            September 30, 2000 and 1999..................................   7

            Consolidated Statements of Cash Flows for
            the three months ended September 30, 2000 and 1999............  8

            Notes to Consolidated Financial Statements....................  9
 .
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................... 13

PART II - OTHER INFORMATION

Item 3.     DEFAULTS ON SENIOR SECURITIES................................. 17
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................. 18

Signatures................................................................ 19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               POWER DESIGNS, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

                           September 30, 2000 and 1999

                                                                              2000            1999
                                                                          ------------    ------------
 ASSETS

Current Assets:
 Cash                                                                     $    101,850    $    118,200
 Accounts receivable, less allowance for doubtful accounts                     415,127         376,786
 Inventories                                                                   928,495         746,846
 Prepaid expenses                                                               38,217          31,557
                                                                          ------------    ------------
    Total current assets                                                     1,483,689       1,273,389
                                                                          ------------    ------------

Equipment and Leasehold Improvements, net                                      231,517         357,440

Other Assets                                                                   156,009         164,937
                                                                          ------------    ------------

    Total assets                                                          $  1,871,215    $  1,795,766
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Debtor in possession facility                                            $    245,000    $    245,000
 Advances under factoring agreement                                             31,079          38,860
 Accounts payable                                                              380,806         159,120
 Accrued expenses                                                               92,833         173,958
 Accrued legal fees                                                              9,262         132,751
 Accrued interest                                                                4,027           4,027
                                                                          ------------    ------------
    Total current liabilities                                                  763,007         753,716
                                                                          ------------    ------------

Long-Term Liabilities
 Liabilities subject to compromise                                          18,807,248      17,346,647
                                                                          ------------    ------------

    Total liabilities                                                       19,570,255      18,100,363
                                                                          ------------    ------------

Stockholders' Deficit
 Common stock , $.0001 par value, 10,000,000 shares authorized                     240             240
 2,391,493 shares issued and outstanding at September 30, 2000 and 1999
 Preferred stock, $.01 par value, 1,000,000 shares authorized;                   3,167           3,167
 316,743 shares issued and outstanding at September 30, 2000  and 1999
 Additional paid-in capital                                                  1,382,807       1,382,807
 Accumulated deficit                                                       (19,085,254)    (17,690,811)
                                                                          ------------    ------------

    Total stockholders' deficit                                            (17,699,040)    (16,304,597)
                                                                          ------------    ------------

    Total liabilities and stockholders' deficit                           $  1,871,215    $  1,795,766
                                                                          ============    ============

                               Power Designs, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

             For The Three Months Ended September 30, 2000 and 1999

                                                            3 months ended        3 months ended
                                                          September 30, 2000    September 30, 1999
                                                          ------------------    ------------------
Net Sales                                                     $   729,828          $   823,912

Cost of Sales                                                     457,268              502,397
                                                              -----------          -----------

              Gross profit                                        272,560              321,515
                                                              -----------          -----------

Operating Expenses
     Selling, general and admin. expense                          191,844              196,497
     Research and development                                      42,112               43,134
     Depreciation and amortization                                  7,641                8,791
                                                              -----------          -----------
                                                                  241,597              248,422
                                                              -----------          -----------

              Income before other income
              (expense) and reorganization items                   30,963               73,093
                                                              -----------          -----------

Other income (expense):
  Investment income                                                35,840                   --
  Interest expense                                               (384,175)            (388,967)
  Other                                                               (47)              (9,600)
                                                              -----------          -----------
              Other expense                                      (348,382)            (398,567)
                                                              -----------          -----------

              Loss before reorganization items                   (317,419)            (325,474)

Reorganization items                                               45,645                4,000
                                                              -----------          -----------

              Net loss                                        $  (363,064)         $  (329,474)
                                                              ===========          ===========

Weighted average number of common
shares outstanding                                              2,391,493            2,391,493
                                                              ===========          ===========

Net loss per common share                                     $     (0.15)         $     (0.14)
                                                              ===========          ===========

                               POWER DESIGNS, INC.

           Consolidated Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

             For The Three Months Ended September 30, 2000 and 1999

                                           Common Stock                                    Preferred Stock
                                  -----------------------------     ---------------------------------------------------------------
                                                                                                                        Additional
                                     Shares            Par             Shares            Par            Paid In         Accumulated
                                     Issued           Value            Issued           Value           Capital           Deficit
                                  -----------------------------     ---------------------------------------------------------------

Balance, June 30, 1999               2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(17,361,337)

Net loss                                    --               --               --               --               --         (329,474)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Balance, September 30, 1999          2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(17,690,811)
                                  ============     ============     ============     ============     ============     ============

Balance, June 30, 2000               2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(18,722,190)

Net Loss                                    --               --               --               --               --         (363,064)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Balance, September 30, 2000          2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(19,085,254)
                                  ============     ============     ============     ============     ============     ============

                               POWER DESIGNS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For The Three Months Ended September 30, 2000 and 1999

                                                                             3 months ended        3 months ended
                                                                           September 30, 2000    September 30, 1999
                                                                           ------------------    ------------------
Cash Flows From Operating Activities
  Net loss                                                                     $(363,064)           $(329,474)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
        Depreciation and amortization                                              36,661               37,932
        Reorganization items                                                       45,645                4,000
        Changes in operating assets and liabilities:
               Decrease in accounts receivable                                     51,621               48,503
               Increase in inventories                                           (105,931)             (35,972)
               Decrease in prepaid expenses                                        13,907               12,646
               Decrease in other assets                                            21,806                   --
               Increase in accounts payable and accrued expenses                  340,606              421,513
                                                                                ---------            ---------
                    Net cash provided by operating activities
                       before reorganization items                                 41,251              159,148
                                                                                ---------            ---------

Reorganization items
    Reorganization items paid                                                     (17,787)              (4,000)
                                                                                ---------            ---------
                    Net cash provided by operating activities                      23,464              155,148

Cash Flows From Financing Activities
       Advances (repayments) under factoring agreement                             31,079              (90,343)
                                                                                ---------            ---------
                    Net cash provided by (used in) financing activities            31,079              (90,343)
                                                                                ---------            ---------

                    Net increase in cash                                           54,543               64,805

Cash beginning of period                                                           47,307               53,395
                                                                                ---------            ---------

Cash end of period                                                              $ 101,850            $ 118,200
                                                                                =========            =========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 1999
--------------------------------------------------------------------------------

Note 1. Basis of Presentation

The consolidated financial statements included herein have been prepared by Power Designs, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to a going concern. These rules assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company and its wholly-owned subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on January 22, 1998 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Bridgeport District of Connecticut (the "Bankruptcy Court").

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended September 30, 2000 and September 30, 1999 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

Note 3. Liabilities Subject to Compromise

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                              $ 7,015,553(a)
Notes payable - preferred shareholders                              1,087,415(a)
Notes payable - seller of assets acquired                             990,000(a)
Notes payable - others                                              2,266,500
Accounts payable                                                    2,394,099
Accrued expenses                                                      349,925
Accrued interest                                                    4,372,298
Capital lease obligation                                              142,872(a)
Payables related to 1994 reorganization including
  accrued interest                                                    188,586
                                                                  -----------
Total                                                             $18,807,248
                                                                  ===========

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Amended Plan of Reorganization filed August 22, 2000 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other secured obligations through June 30, 2000. Additional interest in the amount of $371,138 on these secured obligations was accrued for the three months ended September 30, 2000.

Note 4. Operating Cash Receipts and Payments

The following schedule depicts the operating cash receipts and payments for the post-petition period of July 1, 2000 through September 30, 2000.

Cash flows from operating activities:
  Cash received from customers                                        $ 783,841
  Cash paid to suppliers and employees                                 (790,444)
  Interest paid                                                         (12,398)
                                                                      ---------

    Net cash used in operating activities before
      reorganization items                                              (19,001)
                                                                      ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                           (17,787)
                                                                      ---------
     Net cash used in reorganization items                              (17,787)
                                                                      ---------
     Net cash used in operating activities                              (36,788)
                                                                      ---------

Cash flows from investing activities:
    Distributions from limited partnership                               60,252
                                                                      ---------

     Net cash provided by investing activities                           60,252
                                                                      ---------

Cash flows from financing activities:
  Net borrowings under post-petition
  short-term credit facility                                             31,079
                                                                      ---------
     Net cash provided by financing activities                           31,079
                                                                      ---------
     Net increase in cash                                                54,543

Cash

  Beginning                                                              47,307
                                                                      ---------
  Ending                                                              $ 101,850
                                                                      =========

Note 5. Significant Events

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999 and a Second Amended Plan of Reorganization which was filed on August 22, 2000. The confirmation date for the plan of reorganization has been continued from time to time by the court, as settlement negotiations continue between the debtors and their creditor constituencies.

Note 6. Enterprise Wide Disclosures

The following table presents revenues from external customers for each of the Company's groups of products for the quarters ended September 30, 2000 and 1999:

                                                        2000              1999
                                                      --------------------------
Military power supplies                               $458,668          $398,853
Variable autotransformers                              179,093           295,626
Linear power supplies                                   76,097            57,970
Service support                                         15,970            71,463
                                                      --------------------------
                                                      $729,828          $823,912
                                                      ==========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Current Developments

            During the first quarter of fiscal year 2001, the issuer, as Debtors-in-Possession, have continued operations on a limited scale. Pursuant to a court order, the issuer retained The Vantage Partners LLC, a management consulting firm, who, together with Melvin A. Becker, Vice President of Operations, continue to comprise existing senior management. Approximately twenty eight individuals are presently employed in the production of the three remaining product lines. Since that time, management's efforts have been concentrated in the following areas: restoring customer relationships, streamlining operating costs, improving manufacturing quality and material procurement efficiencies, and re-establishing credit availability with vendors and suppliers.

      The company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Liquidity has been improved by increased shipping levels and a concentrated effort on credit and collection issues with all customers. Despite increased marketing efforts in the areas of product literature development, internet advertisement, and sales representative solicitation, a general decline in military spending has resulted in a reduction in product orders during the first fiscal quarter of 2001. At this writing, both military and commercial orders for product fail to exhibit stable levels of predictability. Open sales orders at September 30, 2000 total $268,440.

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

      Coupled with overhead cost containment measures, the issuer has also completed an engineering effort to redesign certain products in its linear power supply family. These new designs should prove easier and more cost effective to manufacture, as well as provide a greater range of product features and reliability. To date, orders for this family of products continue to languish below the issuer's expectations. Current initiatives to expand the market share include competitive product analysis and re-pricing, coupled with a redirection of product from the distribution channel to direct customer sales.

      On May 12, 1998 the Issuer and its wholly-owned subsidiary, PDIXF Acquisition

Corporation, filed a Plan of Reorganization with the Office of the U.S. Trustee.

      The Plan is a proposal of Power Design Inc. and PDIXF to their Creditors and holders of Equity Interests. The Plan is the product of discussions with the Debtors' senior secured creditor, Inverness, which has agreed to support the Plan. The Plan undertakes to resolve all secured claims, administrative claims, priority claims, unsecured claims and equity interests. The Debtors believe that the distributions to be made, pursuant to the terms of this Plan, will produce for Creditors not less than they would receive if the Debtors' cases were converted to cases under Chapter 7 of the Code, the Debtors' assets liquidated and appropriate distributions therein were made as required by the Code.

      A copy of the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation has been attached as an exhibit to the Form 10-QSB for the period ended March 31, 1998. Ongoing negotiations between the Debtors and various creditor committee constituencies resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999 and has been attached as an exhibit to the Form 10-KSB for the period ended June 30,1999.

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

      A Second Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation was filed with the Office of the U.S. Trustee on August 22, 2000. This amendment modifies repayment terms for allowed federal and state employee and tax claims, and modifies certain releases and indemnification granted to third party affiliates of the issuer. The Second Amended Plan of Reorganization has been attached as an exhibit to the Form 10-KSB for the period ended June 30, 2000.

      A settlement hearing on the amended plan has been continued from time to time by the court. Prior to confirmation of the plan, management of the issuer anticipates the resolution of any remaining creditor objections, and all corresponding plan amendments resulting from those resolutions. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

      Liquidity and Capital Resources

      Pursuant to a court order, the issuer, as debtor-in-possession, has entered into a financing agreement with Venture Partners Ltd., as agent, to borrow working capital, up to a maximum of $400,000. The terms of this agreement call for interest at 20% and a term of 120 days. This debt is collateralized firstly by the machinery and equipment of the issuer, and secondarily by its accounts receivable. A total of $245,000 is presently outstanding on this loan. As of this date, this indebtedness was not paid in full, thereby placing the issuer in default. As of this date, no demand for repayment has been made and all interest payments are current. There are no renewal negotiations pending.

      Similarly, the issuer, pursuant to a court order, has entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the initial six-month term had elapsed and the right to extend the agreement for a period of one year had been exercised. With this renewal the before mentioned agreement has been modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. At September 30, 2000 the issuer had $31,079 in outstanding advances under this factoring agreement.

      The issuer currently has a net stockholders' deficit of approximately $17,700,000, meaning that amounts owed to its creditors exceed the issuer's assets.

      Results of Operations

      First quarter of fiscal 2001 versus first quarter of fiscal 2000.

      Net sales decreased by 11.5% to $729,828 for the quarter ended September 30, 2000 as compared with $823,912 for the same period in 1999.

      Similarly, gross profit decreased from $321,515 for the first quarter in fiscal 2000 to $272,560 for the same quarter in fiscal 2001. The resulting decrease was primarily due to the overall decline in new product orders in the commercial autotransformer product line. Cost of sales decreased correspondingly from $502,397 for the first quarter of fiscal 2000 to $457,268 for the same period in fiscal 2001. A substantial portion of the sustained performance is due to the mix of core product sold in the first fiscal quarter, concentrating more predominantly on military and linear power supply sales rather than on autotransformer sales. Quarterly interest and other expense decreased from $398,567 as of September 30, 1999 to $348,382 as of September 30, 2000 primarily as the result of a one-time receipt of investment income related to a New York limited partnership interest owned by the issuer. Continued overhead curtailment contributes to the modest decrease in operating expenses from $248,422 for the quarter ending September 30, 1999 as compared to

$241,597 for the quarter ended September 30, 2000. As a result of these conditions, the net loss for the three months ended September 30, 2000 is $363,064, as compared to $329,474 for the same period in fiscal 2000.

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

Item 6. Exhibits and Reports on Form 8-K

(10) Material Contracts

(i) Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

            (incorporated by reference to Exhibit 10(xv) to Form 10-KSB for the fiscal year ended June 30, 1998)

(ii) Disclosure Statement for the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

            (incorporated by reference to Exhibit 10(xv) to Form 10-KSB for the fiscal year ended June 30, 1998)

(iii) Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

            (incorporated by reference to Exhibit 10(v) to Form 10-KSB for the fiscal year ended June 30, 1999)

(iv) Disclosure Statement for the Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

            (incorporated by reference to Exhibit 10(vi) to Form 10-KSB for the fiscal year ended June 30, 1999)

(v) Second Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

            (incorporated by reference to Exhibit 10(vi) to Form 10-KSB for the fiscal year ended June 30, 2000)

(27)  Financial Data Schedules

(i)   Financial Data Schedules

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                   POWER DESIGNS, INC.
      Danbury, Connecticut                (Registrant)


                                          By: /s/ Melvin A. Becker
                                              ----------------------------------
                                              Melvin A. Becker
                                              Secretary


                                          By: /s/ Anthony F. Intino II
                                              ----------------------------------
                                              Anthony F. Intino II
                                              Chief Financial Officer