Form 10QSB
period 2000-12-31
POWER DESIGNS INC
filed 2001-02-20
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2000.


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

      2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format (check one):

      Yes |_|      No |X|

                        POWER DESIGNS, INC. AND SUBSIDIARY
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.


Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            December 31, 2000 and June 30, 2000............................... 5

            Consolidated Statements of Operations for
            the three and six months ended December 31, 2000 and 1999......... 6

            Consolidated Statements of Changes
            in Stockholders' Deficit for the three and six months ended
            December 31, 2000 and 1999........................................ 7

            Consolidated Statements of Cash Flows for
            the six months ended December 31, 2000 and 1999................... 8

            Notes to Consolidated Financial Statements........................ 9

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................13

PART II - OTHER INFORMATION

Item 3.     DEFAULTS ON SENIOR SECURITIES.....................................17
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................18

Signatures....................................................................19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        POWER DESIGNS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                               December 31, 2000  June 30, 2000
                                                                  (Unaudited)
ASSETS

Current Assets:
 Cash                                                             $     62,090    $     47,307
 Accounts receivable, less allowance for doubtful accounts             270,685         466,748
 Inventories                                                         1,008,989         822,564
 Prepaid expenses                                                       36,940          52,124
                                                                  ------------    ------------
    TOTAL CURRENT ASSETS                                             1,378,704       1,388,743

Equipment and Leasehold Improvements, net                              196,455         268,178

Other Assets                                                           156,009         177,815
                                                                  ------------    ------------

    TOTAL ASSETS                                                  $  1,731,168    $  1,834,736
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS'
          DEFICIT

Current Liabilities
 Debtor in possession facility                                    $    245,000    $    245,000
 Accounts payable                                                      298,819         187,192
 Accrued expenses                                                      151,237         132,392
 Accrued legal fees                                                      9,262         165,994
 Accrued interest                                                        4,162           4,027
                                                                  ------------    ------------
    TOTAL CURRENT LIABILITIES                                          708,480         734,605

Long-Term Liabilities
 Liabilities subject to compromise (Note 3)                         19,178,035      18,436,107
                                                                  ------------    ------------

    TOTAL LIABILITIES                                               19,886,515      19,170,712
                                                                  ------------    ------------

Stockholders' Deficit
 Common stock , $.0001 par value, 10,000,000 shares authorized;            240             240
 2,391,493 shares issued and outstanding
 Preferred stock, $.01 par value, 1,000,000 shares authorized;           3,167           3,167
 316,743 shares issued and outstanding
 Additional paid-in capital                                          1,382,807       1,382,807
 Accumulated deficit                                               (19,541,561)    (18,722,190)
                                                                  ------------    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                    (18,155,347)    (17,335,976)
                                                                  ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  1,731,168    $  1,834,736
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 2000 and 1999

                                                    3 months ended      3 months ended      6 months ended      6 months ended
                                                   December 31, 2000   December 31, 1999   December 31, 2000   December 31, 1999

Net Sales                                             $   629,408         $   871,559         $ 1,359,236         $ 1,695,471

Cost of Sales                                             369,480             470,527             826,748             972,924
                                                      -----------         -----------         -----------         -----------

              GROSS PROFIT                                259,928             401,032             532,488             722,547

Operating Expenses
     Selling, general and admin. expense                  233,722             206,347             425,566             402,844
     Research and development                              51,304              45,295              93,416              88,429
     Depreciation and amortization                          7,642               8,639              15,283              17,430
                                                      -----------         -----------         -----------         -----------
                                                          292,668             260,281             534,265             508,703

              INCOME (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS          (32,740)            140,751              (1,777)            213,844
                                                      -----------         -----------         -----------         -----------

Other income (expense):
  Investment income                                         1,241                --                37,081                --
  Interest expense                                       (385,051)           (387,842)           (769,226)           (776,809)
  Other                                                    (1,346)               (720)             (1,393)            (10,320)
                                                      -----------         -----------         -----------         -----------
              OTHER EXPENSE                              (385,156)           (388,562)           (733,538)           (787,129)
                                                      -----------         -----------         -----------         -----------

              LOSS BEFORE REORGANIZATION ITEMS           (417,896)           (247,811)           (735,315)           (573,285)

Reorganization items                                       38,411              62,159              84,056              66,159
                                                      -----------         -----------         -----------         -----------

              NET LOSS                                $  (456,307)        $  (309,970)        $  (819,371)        $  (639,444)
                                                      ===========         ===========         ===========         ===========

Weighted average number of common
shares outstanding                                      2,391,493           2,391,493           2,391,493           2,391,493
                                                      ===========         ===========         ===========         ===========

Net loss per common share                             $     (0.19)        $     (0.13)        $     (0.34)        $     (0.27)
                                                      ===========         ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

                         POWER DESIGNS, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

          For The Three and Six Months Ended December 31, 2000 and 1999

                                         Common Stock                   Preferred Stock
                                 ------------------------------------------------------------------------------------------------
                                                                                                   Additional
                                    Shares            Par            Shares           Par            Paid In         Accumulated
                                    Issued           Value           Issued          Value           Capital           Deficit
                                 ------------      ----------      ----------      ----------      ------------      ------------
Balance, June 30, 1999              2,391,493      $      240         316,743      $    3,167      $  1,382,807      $(17,361,337)

Net loss                                 --              --              --              --                --            (329,474)

Balance, September 30, 1999         2,391,493             240         316,743           3,167         1,382,807       (17,690,811)

Net loss                                 --              --              --              --                --            (309,970)
                                 ------------      ----------      ----------      ----------      ------------      ------------

Balance, December 31, 1999          2,391,493      $      240         316,743      $    3,167      $  1,382,807      $(18,000,781)
                                 ============      ==========      ==========      ==========      ============      ============



Balance, June 30, 2000              2,391,493      $      240         316,743      $    3,167      $  1,382,807      $(18,722,190)

Net loss                                 --              --              --              --                --            (363,064)

Balance, September 30, 2000         2,391,493             240         316,743           3,167         1,382,807       (19,085,254)

Net Loss                                 --              --              --              --                --            (456,307)
                                 ------------      ----------      ----------      ----------      ------------      ------------

BALANCE, DECEMBER 31, 2000          2,391,493      $      240         316,743      $    3,167      $  1,382,807      $(19,541,561)
                                 ============      ==========      ==========      ==========      ============      ============

See Notes to Consolidated Financial Statements.

                        POWER DESIGNS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For The Six Months Ended December 31, 2000 and 1999


                                                                  6 months ended     6 months ended
                                                                 December 31, 2000  December 31, 1999
Cash Flows From Operating Activities
  Net loss                                                            $(819,371)        $(639,444)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
        Depreciation and amortization                                    73,323            75,675
        Provision for bad debts                                           4,274              --
        Reorganization items                                             84,056            66,159
        Changes in operating assets and liabilities:
               Decrease in accounts receivable                          191,789           138,366
               Increase in inventories                                 (186,425)          (58,107)
               Decrease (increase) in prepaid expenses                   15,184            (5,836)
               Decrease in other assets                                  21,806              --
               Increase in accounts payable and accrued expenses        688,747           801,950
                                                                      ---------         ---------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES
                       BEFORE REORGANIZATION ITEMS                       73,383           378,763

        Reorganization items
               Reorganization items paid                                (57,000)          (53,139)
                                                                      ---------         ---------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES            16,383           325,624
                                                                      ---------         ---------

Cash Flows From Investing Activities
       Purchase of property and equipment                                (1,600)           (4,578)
                                                                      ---------         ---------
                    NET CASH USED IN INVESTING ACTIVITIES                (1,600)           (4,578)
                                                                      ---------         ---------

Cash Flows From Financing Activities
       Repayments under factoring agreement                                --            (129,203)
                                                                      ---------         ---------
                    NET CASH USED IN FINANCING ACTIVITIES                  --            (129,203)
                                                                      ---------         ---------

                    NET INCREASE IN CASH                                 14,783           191,843

Cash, beginning of period                                                47,307            53,395
                                                                      ---------         ---------

Cash, end of period                                                   $  62,090         $ 245,238
                                                                      =========         =========

See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended December 31, 2000 and December 31, 1999 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

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

POWER DESIGNS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

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

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies               $  7,015,553 (a)
Notes payable - preferred shareholders                1,087,415 (a)
Notes payable - seller of assets acquired               990,000 (a)
Notes payable - others                                2,266,500
Accounts payable                                      2,342,401
Accrued expenses                                        401,621
Accrued interest                                      4,743,087
Capital lease obligation                                142,872 (a)
Payables related to 1994 reorganization including
      accrued interest                                  188,586
                                                    -----------
Total                                               $19,178,035
                                                    ===========

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Amended Plan of Reorganization filed August 22, 2000 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other secured obligations in the amount of $4,743,087 through December 31, 2000.

POWER DESIGNS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of October 1, 2000 through December 31, 2000.

Cash flows from operating activities:
  Cash received from customers                                        $ 755,179
  Cash paid to suppliers and employees                                 (745,831)
  Interest paid                                                          (9,535)
                                                                      ---------

    Net cash used in operating activities before
      reorganization items                                                 (187)
                                                                      ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                           (39,213)
                                                                      ---------
     Net cash used in reorganization items                              (39,213)
                                                                      ---------

     Net cash used in operating activities                              (39,400)
                                                                      ---------

Cash flows from investing activities:
    Purchase of property and equipment                                   (1,600)
    Distributions from limited partnership                                1,240
                                                                      ---------

     Net cash used in investing activities                                 (360)
                                                                      ---------

     Net decrease in cash                                               (39,760)

Cash
  Beginning                                                             101,850
                                                                      ---------
  Ending                                                              $  62,090
                                                                      =========

POWER DESIGNS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

NOTE 5. SIGNIFICANT EVENTS

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999 and a Second, Third, and Fourth Amended Plan of Reorganization which were filed on August 22, 2000, December 22, 2000 and January 23, 2001 respectively. The confirmation hearing for the plan of reorganization was continued to January 23, 2001. Subject to further court requests for documentation, the debtors have yet to receive final court approval of the plan.

NOTE 6. ENTERPRISE WIDE DISCLOSURES

The following table presents revenue from external customers for each of the Company's groups of products for the three and six month periods ended December 31, 2000 and 1999:


                                          3 months ended        3 months ended
                                         December 31, 2000     December 31, 1999
Military power supplies                    $  261,816               $  588,470
Variable autotransformers                     208,529                  167,987
Linear power supplies                         144,407                  106,819
Service support                                14,656                    8,283
                                           -----------------------------------

                                           $  629,408               $  871,559
                                           ===================================

                                          6 months ended        6 months ended
                                         December 31, 2000     December 31, 1999

Military power supplies                    $  720,484               $  987,323
Variable autotransformers                     387,622                  463,613
Linear power supplies                         220,504                  164,789
Service support                                30,626                   79,746
                                           -----------------------------------

                                           $1,359,236               $1,695,471
                                           ===================================




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Current Developments

            During the second quarter of fiscal year 2001, the issuer, as Debtors-in-Possession, have continued operations on a limited scale. Pursuant to a court order, the issuer retained The Vantage Partners LLC, a management consulting firm, who, together with Melvin A. Becker, Vice President of Operations, have comprised senior management since the petition filing. Anthony
F. Intino II, a principal of The Vantage Partners LLC, and general manager of the issuer, was appointed President of the issuer on December 20, 2000. Approximately twenty-nine individuals are presently employed in the production of the three core product lines. Management's efforts continue in the following areas: streamlining operating costs, improving manufacturing quality and material procurement efficiencies, and furthering credit availability with vendors and suppliers. Increased resources have been directed toward the areas of new customer relationships, enhanced promotional efforts and definition of market channels.

      The company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Although liquidity was improved in prior years by increased shipping levels and a concentrated effort on credit and collection issues, reduced shipments in the current year have impacted liquidity conversely. A general decline in military spending, offset by only modest increases in commercial sales, has resulted in a continued reduction in product orders during the second fiscal quarter of 2001. Both military and commercial orders for product fail to exhibit stable levels of predictability. Open sales orders at December 31, 2000 total $374,359.

      To combat the declining flow of new orders for military product, the issuer has initiated steps to expand the sale of its off-the-shelf autotransformer and laboratory power supply products. In addition to various advertising measures and several additions to its internal sales force, the issuer has likewise retained the services of various outside sales consultants and manufacturer's representatives in an effort to expand the customer base and increase product revenue. Contemporaneously, a new homepage has been uploaded to the Internet domain, WWW.POWERDESIGNS.COM. This website currently displays an overview of the linear, military and autotransformer product lines. While these efforts are focused on generating increased commercial order levels, there are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

      Coupled with overhead cost containment measures, the issuer has also completed an engineering effort to redesign certain products in its linear power supply family. These new designs have proven easier and more cost effective to manufacture, and they provide a greater range of product features and reliability. To date, orders for this family of products continue to languish below the issuer's expectations. Current initiatives to expand the market share include competitive product analysis and re-pricing, coupled with a redirection of product from the distribution channel to direct customer sales.

      On May 12, 1998 the Issuer and its wholly-owned subsidiary, PDIXF Acquisition Corporation, filed a Plan of Reorganization with the Office of the U.S. Trustee.

      The Plan is a proposal of Power Designs, Inc. and PDIXF to their Creditors and holders of Equity Interests. The Plan is the product of discussions with the Debtors' senior secured creditor, Inverness, which has agreed to support the Plan. The Plan undertakes to resolve all secured claims, administrative claims, priority claims, unsecured claims and equity interests. The Debtors believe that the distributions to be made, pursuant to the terms of this Plan, will produce for Creditors not less than they would receive if the Debtors' cases were converted to cases under Chapter 7 of the Code, the Debtors' assets liquidated and appropriate distributions therein were made as required by the Code.

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

      A Second Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation was filed with the Office of the U.S. Trustee on August 22, 2000. This amendment modifies repayment terms for allowed federal and state employee and tax claims, and modifies certain releases and indemnification granted to third party affiliates of the issuer. The Second Amended Plan of Reorganization has been attached as an exhibit to the Form 10-KSB for the period ended June 30, 2000. Third and Fourth Amended Plans of Reorganization were subsequently filed on December 22, 2000 and January 23, 2001 respectively. These amendments finalize the terms for administrative and other claims settlements and certain mutual releases between the issuer and remaining objecting creditors, inclusive of the issuer's current landlord and Porter Capital Corporation.

      Concurrent with the filing of the Third Amended Plan of Reorganization, the board of directors of the issuer approved a resolution to indemnify and hold harmless the defendants in an action, brought outside the venue of the bankruptcy court, by a creditor of the issuer, against all claims, damages, settlements and awards that the defendants may incur or pay as a result of the action taken. The defendants are comprised of various directors, affiliates and officers of the issuer. Similar indemnification was also resolved for the same defendants against any damages, which may be sustained as a result of any future actions brought by this creditor relating to the issuer, inclusive of any and all costs and attorney's fees incurred in defending the action. While the defendants have, to date, disputed the alleged complaint, there are, however, no assurances that the defendants will be able to effectuate a favorable judgment, or that such judgment will not result in a liability for the issuer.

      A settlement hearing on the amended plan was held on January 23, 2001. In anticipation of a confirmation of the plan, the issuer filed a Findings of Fact, Conclusions of Law, and Order Under Sections 1129 (a) and (b) of the Bankruptcy Code Confirming Fourth Amended Plan of Reorganization with the office of the U.S. Trustee on February 13, 2001. Should the amended plan not be confirmed, there is significant probability that the case may be converted to a Chapter 7 case. In the instance of a conversion to a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

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

      Similarly, the issuer, pursuant to a court order, has entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the initial six-month term had elapsed and the right to extend the agreement for a period of one year had been exercised. With this renewal the before mentioned agreement has been modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 day. Unless terminated with written notice, the agreement automatically renews at the end of each six-month term. At December 31, 2000 the agreement was not terminated, and the issuer had no outstanding advances under this factoring agreement.

      The issuer currently has a net stockholders' deficit of approximately $18,200,000, meaning that amounts owed to its creditors exceed the issuer's assets.

      Results of Operations

      Second quarter of fiscal 2001 versus second quarter of fiscal 2000.

      Net sales decreased by 28% to $629,408 for the quarter ended December 31, 2000 as compared with $871,559 for the same period in 1999.

      Similarly, gross profit decreased from $401,032 for the second quarter in fiscal

2000 to $259,928 for the same quarter in fiscal 2001. The resulting decrease was primarily due to the overall decline in new product orders for military grade power supplies experienced in fiscal 2001, coupled with approximately $400,000 of one-time non-recurring business in this product line in the prior fiscal year. Cost of sales decreased correspondingly from $470,527 for the second quarter of fiscal 2000 to $369,480 for the same period in fiscal 2001. Quarterly interest and other expense decreased only slightly from $388,562 as of December 31, 1999 to $385,156 as of December 31, 2000 primarily the result of a final receipt of minimal investment income related to a New York limited partnership interest previously owned by the issuer. Increased deployment of resources into the areas of engineering and sales and marketing contribute to the increase in operating expenses from $260,281 for the quarter ending December 31, 1999 as compared to $292,668 for the quarter ended December 31, 2000. Conversely, fewer legal and court fees related to the Chapter 11 filing were incurred in the quarter ended December 31, 2000, as those incurred in the quarter ended December 31, 1999. Therefore, reorganization expense decreased from $62,159 in fiscal 2000 to $38,411 for the same period in fiscal 2001. As a result of these conditions, the net loss for the three months ended December 31, 2000 is $456,307, as compared to $309,970 for the same period in prior year.

      First six months of fiscal 2001 versus first six months of fiscal 2000.

      Net sales decreased from $1,695,471 for the six months ended December 31, 1999 to $1,359,236 for the six months ended December 31, 2000.

      Likewise, gross profit decreased from $722,547 for the six months ended December 31, 1999 to $532,488 for the six months ended December 31, 2000 the result of the same trends comparatively as those noted in the paragraphs above. In accordance with the decrease in revenue, cost of sales decreased from $972,924 for the period ended December 31, 1999 to $826,748 for the same period in fiscal 2001. A substantial portion of the decrease is due to reduction in military product sales, offset by the comparatively inferior gross margins inherent in the production of the commercial products, both power supply and autotransformer, over the military products. A one-time receipt of investment income related to a New York limited partnership interest sold by the issuer, coupled with a modest reduction in outstanding advances under the factoring agreement, accounts for the decrease in interest and other expense to $733,538 as of December 31, 2000 from $787,129 as of December 31, 1999. As a result of these conditions, the net loss for the six months ending December 31, 2000 is $819,371, as compared to $639,444 for the same period in fiscal 2000.

      It is the intention of the present management of the issuer to concentrate its resources on the production of its existing three product lines, to reduce operating and occupancy costs where possible, to improve marketing strategies and establish additional customer relationships, and to continue the debtor-in-possession financing upon confirmation of a plan of reorganization, and to ultimately replace said financing with more conventional debt instruments in future periods. However, there can be no assurances that the issuer will be able to obtain such additional debt financing, or be successful at streamlining and improving operating results.

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

(vi) Fourth Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation

(vii) Findings of Fact, Conclusions of Law, and Order Under Sections 1129(a) and (b) of the Bankruptcy Code Confirming Fourth Amended Plan of Reorganization of Power Designs, Inc. and PDIXF Acquisition Corp. Under Chapter 11 of the Bankruptcy Code

(27)  FINANCIAL DATA SCHEDULES

(i)   Financial Data Schedules

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 20, 2001                          POWER DESIGNS, INC.
      Danbury, Connecticut                       (Registrant)


                                             By: /s/ Anthony F. Intino II
                                                 ---------------------------
                                                 Anthony F. Intino II
                                                 President


                                             By: /s/ Allison E. Bertorelli
                                                 ---------------------------
                                                 Allison E. Bertorelli
                                                 Chief Financial Officer