Form 10QSB
period 2001-03-31
POWER DESIGNS INC
filed 2001-05-15
CIK 79829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.


/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from ______________to ______________.


Commission File No.           0-1921
                   -----------------

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

 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
 -------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /X/            NO / /

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

      2,391,493 as of November 17, 1998

Transitional Small Business Issuer Format  (check one):

      Yes / /      No /X/

                       POWER DESIGNS, INC. AND SUBSIDIARY
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.


Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            March 31, 2001 and June 30, 2000.................................5

            Consolidated Statements of Operations for
            the three and nine months ended March 31, 2001 and 2000..........6

            Consolidated Statements of Changes
            in Stockholders' Deficit for the three and nine months ended
            March 31, 2001 and 2000..........................................7

            Consolidated Statements of Cash Flows for
            the nine months ended March 31, 2001 and 2000....................8

            Notes to Consolidated Financial Statements.......................9

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................15

PART II - OTHER INFORMATION

Item 3.     DEFAULTS ON SENIOR SECURITIES...................................20
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K................................21

Signatures..................................................................23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       POWER DESIGNS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                               March 31, 2001    June 30, 2000
                                                                (Unaudited)
                                                               --------------    -------------
 ASSETS

Current Assets
 Cash                                                           $         --      $     47,307
 Accounts receivable, less allowance for doubtful accounts           453,925           466,748
 Inventories                                                         960,235           822,564
 Prepaid expenses                                                     34,275            52,124
                                                                ------------      ------------
    TOTAL CURRENT ASSETS                                           1,448,435         1,388,743

Equipment and Leasehold Improvements, net                            164,635           268,178

Other Assets                                                         152,786           177,815
                                                                ------------      ------------
    TOTAL ASSETS                                                $  1,765,856      $  1,834,736
                                                                ===============   ============

LIABILITIES AND STOCKHOLDERS'
              DEFICIT

Current Liabilities
 Cash deficit                                                   $        965      $         --
 Debtor in possession facility                                       245,000           245,000
 Advances under factoring agreement                                   91,337                --
 Accounts payable                                                    395,573           187,192
 Accrued expenses                                                     98,720           132,392
 Accrued legal fees                                                   75,557           165,994
 Accrued interest                                                      4,162             4,027
                                                                ------------      ------------
    TOTAL CURRENT LIABILITIES                                        911,314           734,605


Long-Term Liabilities
 Liabilities subject to compromise (Note 3)                       19,540,764        18,436,107
                                                                ------------      ------------

    TOTAL LIABILITIES                                             20,452,078        19,170,712
                                                                ------------      ------------

Stockholders' Deficit
 Common stock , $.0001 par value, 10,000,000 shares authorized;          240               240
 2,391,493 shares issued and outstanding
 Preferred stock, $.01 par value, 1,000,000 shares authorized;         3,167             3,167
 316,743 shares issued and outstanding
 Additional paid-in capital                                        1,382,807         1,382,807
 Accumulated deficit                                             (20,072,436)      (18,722,190)
                                                                ------------      ------------

    TOTAL STOCKHOLDERS' DEFICIT                                  (18,686,222)      (17,335,976)
                                                                ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  1,765,856      $  1,834,736
                                                                ============      ============

See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For The Three and Nine Months Ended March 31, 2001 and 2000


                                                   3 months ended    3 months ended   9 months ended    9 months ended
                                                   March 31, 2001    March 31, 2000   March 31, 2001    March 31, 2000
                                                   --------------    --------------   --------------    --------------

Net Sales                                            $   803,391      $   790,108      $ 2,162,627      $ 2,485,579

Cost of Sales                                            523,788          474,382        1,350,536        1,447,306
                                                     -----------      -----------      -----------      -----------

              GROSS PROFIT                               279,603          315,726          812,091        1,038,273

Operating Expenses
     Selling, general and admin. expense                 250,457          201,712          676,023          604,556
     Research and development                             54,979           44,278          148,395          132,707
     Depreciation and amortization                         7,903            8,692           23,186           26,122
                                                     -----------      -----------      -----------      -----------
                                                         313,339          254,682          847,604          763,385

              INCOME (LOSS) BEFORE OTHER INCOME
              (EXPENSE) AND REORGANIZATION ITEMS         (33,736)          61,044          (35,513)         274,888
                                                     -----------      -----------      -----------      -----------

Other income (expense):
  Investment income                                            0            2,352           37,081            2,352
  Interest expense                                      (374,811)        (380,482)      (1,144,037)      (1,157,291)
  Other                                                     (230)              --           (1,623)         (10,320)
                                                     -----------      -----------      -----------      -----------
              OTHER EXPENSE                             (375,041)        (378,130)      (1,108,579)      (1,165,259)
                                                     -----------      -----------      -----------      -----------

              LOSS BEFORE REORGANIZATION ITEMS          (408,777)        (317,086)      (1,144,092)        (890,371)

Reorganization items                                     122,098           65,223          206,154          131,382
                                                     -----------      -----------      -----------      -----------

              NET LOSS                               $  (530,875)     $  (382,309)     $(1,350,246)     $(1,021,753)
                                                     ===========      ===========      ===========      ===========

Weighted average number of common
shares outstanding                                     2,391,493        2,391,493        2,391,493        2,391,493
                                                     ===========      ===========      ===========      ===========

Net loss per common share                            $     (0.22)     $     (0.16)     $     (0.56)     $     (0.43)
                                                     ===========      ===========      ===========      ===========


See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

           For The Three and Nine Months Ended March 31, 2001 and 2000


                                       Common Stock                   Preferred Stock
                               -------------------------------------------------------------------------------------------------
                                                                                                   Additional
                                 Shares             Par            Shares             Par            Paid In        Accumulated
                                 Issued            Value           Issued            Value           Capital          Deficit
                               -------------------------------------------------------------------------------------------------

Balance, June 30, 1999            2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(17,361,337)

Net loss                                 --               --               --               --               --         (639,444)

Balance, December 31, 1999        2,391,493              240          316,743            3,167        1,382,807      (18,000,781)

Net loss                                 --               --               --               --               --         (382,309)
                               ------------     ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2000           2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(18,383,090)
                               ============     ============     ============     ============     ============     ============



Balance, June 30, 2000            2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(18,722,190)

Net loss                                 --               --               --               --               --         (819,371)

Balance, December 31, 2000        2,391,493              240          316,743            3,167        1,382,807      (19,541,561)

Net Loss                                 --               --               --               --               --         (530,875)
                               ------------     ------------     ------------     ------------     ------------     ------------

BALANCE, MARCH 31, 2001           2,391,493     $        240          316,743     $      3,167     $  1,382,807     $(20,072,436)
                               ============     ============     ============     ============     ============     ============


See Notes to Consolidated Financial Statements.

                       POWER DESIGNS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For The Nine Months Ended March 31, 2001 and 2000


                                                                          9 months ended     9 months ended
                                                                          March 31, 2001     March 31, 2000
                                                                          --------------     --------------
Cash Flows From Operating Activities
  Net loss                                                                  $(1,350,246)     $(1,021,753)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities
        Depreciation and amortization                                           110,354          113,650
        Provision for bad debts                                                   4,274               --
        Reorganization items                                                    206,154          131,382
        Changes in operating assets and liabilities:
               Decrease in accounts receivable                                    8,549           32,404
               Increase in inventories                                         (137,671)         (88,422)
               Decrease (increase) in prepaid expenses                           17,849             (590)
               Decrease (increase) in other assets                               25,029           (2,452)
               Increase in accounts payable and accrued expenses              1,056,910        1,112,265
                                                                            -----------      -----------
                    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                       BEFORE REORGANIZATION ITEMS                              (58,798)         276,484

        Reorganization items
               Reorganization items paid                                        (74,000)         (57,139)
                                                                            -----------      -----------
                    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (132,798)         219,345
                                                                            -----------      -----------

Cash Flows From Investing Activities
       Purchase of property and equipment                                        (6,811)         (21,861)
                                                                            -----------      -----------
                    NET CASH USED IN INVESTING ACTIVITIES                        (6,811)         (21,861)
                                                                            -----------      -----------

Cash Flows From Financing Activities
       Advances (repayments) under factoring agreement                           91,337         (129,203)
                                                                            -----------      -----------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          91,337         (129,203)
                                                                            -----------      -----------

                    NET (DECREASE) INCREASE IN CASH                             (48,272)          68,281

Cash, beginning of period                                                        47,307           53,395
                                                                            -----------      -----------

Cash (deficit), end of period                                               $      (965)     $   121,676
                                                                            ===========      ===========


See Notes to Consolidated Financial Statements.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Power Designs, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to a going concern. These rules assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company and its wholly-owned subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on January 22, 1998 (the "Filing"). The Debtors have operated their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Bridgeport District of Connecticut (the "Bankruptcy Court") through the date reported on the consolidated financial statements. On April 6, 2001 a Fourth Amended Plan of Reorganization, as confirmed by the Bankruptcy Court, became effective.

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

The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated statements of operations for the periods ended March 31, 2001 and March 31, 2000 include the operations of PDIXF Acquisition Corporation for these same periods respectively.

NOTE 2. - PETITION FOR RELIEF UNDER CHAPTER 11

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization which has been voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors have been investigated and reconciled. The amount and settlement terms for such disputed liabilities are ultimately subject to a Bankruptcy Court approved plan of reorganization. Objections to creditor claims were filed by the Debtors with the Bankruptcy Court on

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


April 5, 2001, and the Bankruptcy Court has scheduled a hearing on those objections for May 15, 2001. Accordingly, the final amount of such liabilities is not presently determinable. The debtor's estimate of these liabilities is contained in Note 7 to Consolidated Financial Statements.

Under the Bankruptcy Code, the Debtors have elected to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors have reviewed leases and contracts, as well as other operational changes, and have proposed rejections and settlements, which have been incorporated into the Plan of Reorganization. Claims secured against the Debtors' assets ("secured claims") also have been stayed during the Chapter 11 proceeding, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's machinery, equipment and accounts receivable.

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are as follows:

Notes payable - affiliated companies                  $  7,015,553   (a)
Notes payable - preferred shareholders                   1,087,415   (a)
Notes payable - seller of assets acquired                  990,000   (a)
Notes payable - others                                   2,266,500
Accounts payable                                         2,342,401
Accrued expenses                                           401,621
Accrued interest                                         5,105,816
Capital lease obligation                                   142,872   (a)
Payables related to 1994 reorganization including
      accrued interest                                     188,586
                                                        -----------

Total                                                   $19,540,764
                                                        ===========

----------

(a) Notes payable to affiliated companies, preferred shareholders and seller of assets acquired, as well as capital lease obligations, include secured debt, which should be considered, due to various factors, subject to compromise. The Fourth Amended Plan of Reorganization effective April 6, 2001 provides for the continuance of allowed secured claims of $1,800,000 against outstanding secured notes of $9,092,968. As a result of this compromise, the Debtor has accrued interest on these, as well as other secured obligations in the amount of $5,105,816 through March 31, 2001.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 4. OPERATING CASH RECEIPTS AND PAYMENTS

The following schedule depicts the operating cash receipts and payments for the post-petition period of January 1, 2001 through March 31, 2001.

Cash flows from operating activities:
  Cash received from customers                                          $ 676,255
  Cash paid to suppliers and employees                                   (796,258)
  Interest paid                                                           (12,178)
                                                                        ---------

    Net cash used in operating activities before
      reorganization items                                               (132,181)
                                                                        ---------

  Operating cash flows from reorganization items:
  Professional fees paid for services in connection with
    the Chapter 11 proceeding                                             (17,000)
                                                                        ---------
     Net cash used in reorganization items                                (17,000)
                                                                        ---------

     Net cash used in operating activities                               (149,181)
                                                                        ---------

Cash flows from investing activities:
    Purchase of property and equipment                                     (5,211)
                                                                        ---------
    Net cash used in investing activities                                  (5,211)
                                                                        ---------

Cash flows from financing activities:
    Net borrowings under post-petition short-term credit facility          91,337
                                                                        ---------
    Net cash provided by financing activities                              91,337
                                                                        ---------


     Net decrease in cash                                                 (63,055)

Cash
  Beginning                                                                62,090
                                                                        ---------
  Ending                                                                $    (965)
                                                                        =========

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 5.  SIGNIFICANT EVENTS

On May 12, 1998 a Plan of Reorganization was filed by the debtors with the Office of the U.S. Trustee. Negotiations pertaining to the specifics of the Plan of Reorganization among the creditors committee(s) and the debtor resulted in an Amended Plan of Reorganization, which was filed on November 24, 1999 and a Second, Third, and Fourth Amended Plan of Reorganization which were filed on August 22, 2000, December 22, 2000 and January 23, 2001 respectively. The confirmation hearing for the plan of reorganization was continued to January 23, 2001. After further court requests for documentation, the debtors received final court approval of the plan on March 15, 2001 with an effective date set for April 6, 2001.

NOTE 6.  ENTERPRISE WIDE DISCLOSURES

The following table presents revenue from external customers for each of the Company's groups of products for the three and nine month periods ended March 31, 2001 and 2000:


                                    9 months ended          9 months ended
                                    March 31, 2001          March 31, 2000
                                    --------------          --------------

      Military power supplies          $1,190,407              $1,492,361
      Variable autotransformers           574,436                 582,683
      Linear power supplies               361,224                 320,506
      Service support                      36,560                  90,029
                                       ----------------------------------

                                       $2,162,627              $2,485,579
                                       ----------------------------------


                                    3 months ended          3 months ended
                                    March 31, 2001          March 31, 2000
                                    --------------          --------------

      Military power supplies          $   469,923             $   505,038
      Variable autotransformers            186,814                 119,070
      Linear power supplies                140,720                 155,717
      Service support                        5,934                  10,283
                                       -----------------------------------

                                       $   803,391             $   790,108
                                       ===================================

NOTE 7.  PLAN OF REORGANIZATION

On March 15, 2001 the Bankruptcy Court confirmed the Company's Fourth Amended Plan of Reorganization. The confirmed plan was effective on April 6, 2001 and provided for the following:

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Secured Debt: The Company's $7,158,425 of secured debt and $4,191,553 in accrued interest thereon was exchanged for a $1,800,000 secured note, payable over a two year term in monthly installments of interest only at 10% per annum, with the balance due on April 6, 2003; and 48.9% of the new issue of outstanding voting common stock of the Company.

Subordinated Debt- Secured: The Company's $2,077,415 of subordinated secured debt and $766,007 in accrued interest thereon was exchanged for a $150,000 unsecured note, payable over a two year term in monthly installments of interest only at 10% per annum, with the balance due on April 6, 2003; and a prorata portion of the remaining 50.1% of the new issue of outstanding voting common stock of the Company.

Subordinated Debt- Unsecured: The Company's $2,266,500 of subordinated unsecured debt and $148,256 in accrued interest thereon was exchanged for a prorata portion of the remaining 50.1% of the new issue of outstanding voting common stock of the Company.

Priority Tax Claims: Payroll taxes and interest thereon of $147,552 and $4,799 are payable in equal monthly installments commencing thirty days following the effective date for a six year term with interest at 7.5%, and in equal monthly installments commencing thirty days following the effective date for a thirty-one month term with interest at 7%, respectively.

Trade and Other Miscellaneous Claims: The holders of approximately $2,066,898 of trade and other miscellaneous claims received a cash settlement equivalent to 5% of the amount of their allowed claims in complete and full satisfaction of their claims. The holders of approximately $865,710 of trade and other miscellaneous claims received a prorata portion of the remaining 50.1% of the new issue of outstanding voting common stock of the Company.

Administrative Claim: Porter Capital Corporation, a secured post-petition noteholder and the holder of an administrative claim in the amount of $105,902, received 1% of the new issue of outstanding voting common stock of the Company.

Preferred Stock: The equity interests of 316,743 shares of preferred stock were deemed cancelled as of the effective date of the plan, and the holders of these interests did not receive any distribution on account of such interests.

Common Stock: The equity interests of 2,391,493 shares of common stock were deemed cancelled as of the effective date of the plan, and the holders of these interests did not receive any distribution on account of such interests.

POWER DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

As a result of the above transaction, the Company recognized a gain of approximately $18,500,000 on restructuring of debt. This gain will be recognized as an extraordinary item in the statement of operations for the year ended June 30, 2001.

Upon the final approval of the Company's plan of reorganization, the Company ceased operating as a debtor-in-possession.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Current Developments

            During the third quarter of fiscal year 2001, the issuer, as Debtors-in-Possession, has continued operations on a limited scale. Pursuant to a court order, the issuer retains The Vantage Partners LLC, a management consulting firm, who, together with Melvin A. Becker, Vice President of Operations, have comprised senior management since the petition filing. Anthony
F. Intino II, a principal of The Vantage Partners LLC, and general manager of the issuer, was appointed President of the issuer on December 20, 2000. Approximately twenty-nine individuals are presently employed in the production of the three core product lines. Management's efforts continue in the following areas: streamlining operating costs, improving manufacturing quality and material procurement efficiencies, and furthering credit availability with vendors and suppliers. Increased resources have been directed toward the areas of new customer relationships, enhanced promotional efforts and definition of market channels.

      The company has successfully resolved issues of material procurement with key suppliers and reinstated deteriorating relationships with distributors and customers. Despite these improvements, reduced shipments in the current year have impacted liquidity conversely. The continuing decline in domestic military spending, offset by only modest increases in commercial sales, has resulted in a continued reduction in product orders during the third fiscal quarter of 2001. Both military and commercial orders for product fail to exhibit stable levels of predictability. Open sales orders at March 31, 2001 total $226,343.

      To combat the declining flow of new orders for military product, the issuer continues its efforts to expand the sale of its off-the-shelf autotransformer and laboratory power supply products. In addition to various advertising measures and several additions to its internal sales force, the issuer has likewise retained the services of various outside sales consultants and manufacturer's representatives in an effort to expand the customer base and increase product revenue. While these efforts are focused on generating increased commercial order levels, there are, however, no assurances that the issuer will be able to effectuate these measures, or that such measures will produce the desired results.

      Coupled with overhead cost containment measures, the issuer has also completed an engineering effort to redesign certain products in its linear power supply family. These new designs have proven easier and more cost effective to manufacture, and they provide a greater range of product features and reliability than their predecessors. To date, however, orders for this family of products continue to languish below the issuer's expectations. Current initiatives to expand the market share include competitive product analysis and significant price reductions, coupled with a redirection of product from the distribution channel to direct customer sales via telemarketing.

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

      The amended plan provides for the cancellation of all existing equity interests, and the issuance of 2,000,000 new common shares to be divided among Inverness Corporation, Hayes Corporation, and certain unsecured creditors. Approximately $1.80 million of secured debt is proposed to remain post-confirmation and will bear interest at 10% annually. Administrative claims, priority tax claims, and employee priority claims will be paid in accordance with the terms negotiated with the claimants, or in certain cases, those provided by law. Certain unsecured claims of PDIXF Acquisition Corporation will receive a 5% cash settlement in full satisfaction of their outstanding claims. All remaining claims will be deemed unsecured non-priority claims, and their holders will receive a proportionate number of common shares in the reorganized corporation.

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

      A settlement hearing on the amended plan was held on January 23, 2001. In anticipation of a confirmation of the plan, the issuer filed a Findings of Fact, Conclusions of Law, and Order Under Sections 1129 (a) and (b) of the Bankruptcy Code Confirming Fourth Amended Plan of Reorganization with the office of the U.S. Trustee on February 13, 2001. The Fourth Amended Plan of Reorganization was subsequently confirmed by the Bankruptcy Court on March 15, 2001. Should the issuer prove unable to execute the terms of its Plan, there is significant probability that the issuer may proceed to a Chapter 7 case. In the instance of a filing of a Chapter 7 liquidation, there is little likelihood of any value remaining to satisfy the existing equity interests of the Debtors.

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

      Similarly, the issuer, pursuant to a court order, has entered into a receivable factoring agreement with Porter Capital Corporation ("Porter"), whereby trade receivables are sold to Porter at 94% of face value. A 4% and 2% rebate is returned to the issuer if the receivable is collected within 60 and 90 days respectively. Fees to Porter include a minimum of 2% of the face amount of the receivables factored, and an annual interest rate of prime on the outstanding amount advanced. Collateral for this obligation comprises the factored receivables, with a secondary lien on the machinery and equipment of the issuer. In September of 1998 the initial six-month term had elapsed and the right to extend the agreement for a period of one year had been exercised. With this renewal the before mentioned agreement has been modified to a minimum fee of 2.5% for receivables collected within 60 days and an additional 1% for each additional 15 days outstanding to a maximum of 90 days. Unless terminated with written notice, the agreement automatically renews at the end of each six-month term. Pursuant to the Fourth Amended Plan of Reorganization, the agreement was extended for a one-year term beginning March 27, 2001. At March 31, 2001 the issuer had $91,337 in outstanding advances under this factoring agreement.

      The issuer currently has a net stockholders' deficit of approximately $18,700,000, meaning that amounts owed to its creditors exceed the issuer's assets.

      Results of Operations

      Third quarter of fiscal 2001 versus third quarter of fiscal 2000.

      Net sales increased by 1.7% to $803,391 for the quarter ended March 31, 2001 as compared with $790,108 for the same period in 2000.

      However, gross profit decreased from $315,726 for the third quarter in fiscal 2000 to $279,603 for the same quarter in fiscal 2001. The resulting decrease was primarily due to the proportional decline in new product orders for military grade power supplies experienced in fiscal 2001. These orders were replaced by orders for commercial autotransformer and instrumentation products with greater direct material and labor costs. Cost of sales increased correspondingly from $474,382 for the third quarter of fiscal 2000 to $523,788 for the same period in fiscal 2001. Quarterly interest and other expense decreased only slightly from $378,130 as of March 31, 2000 to $375,041 as of March 31, 2001 primarily the result of a final receipt of minimal investment income related to a New York limited partnership interest previously owned by the issuer. Increased deployment of resources into the areas of engineering and sales and marketing contribute to the increase in operating expenses from $254,682 for the quarter ending March 31, 2000 as compared to $313,339 for the quarter ended March 31, 2001. As the Chapter 11 proceeding nears its conclusion, greater legal and professional fees were incurred in the quarter ended March 31, 2001, than those incurred in the quarter ended March 31, 2000. Therefore, reorganization expense increased from $65,223 in fiscal 2000 to $122,098 for the same period in fiscal 2001. As a result of these conditions, the net loss for the three months ended March 31, 2001 is $530,875, as compared to $382,309 for the same period in the prior year.

      First nine months of fiscal 2001 versus first nine months of fiscal 2000.

      Net sales decreased from $2,485,579 for the nine months ended March 31, 2000 to $2,162,627 for the nine months ended March 31, 2001.

      Likewise, gross profit decreased from $1,038,273 for the nine months ended March 31, 2000 to $812,091 for the nine months ended March 31, 2001 the result of the same trends comparatively as those noted in the paragraphs above. In accordance with the decrease in revenue, cost of sales decreased from $1,447,306 for the period ended March 31, 2000 to $1,350,536 for the same period in fiscal 2001. A substantial portion of the decrease is due to reduction in military product sales, offset by the comparatively inferior gross margins inherent in the production of the commercial products, both power supply and autotransformer, over the military products. A one-time receipt of investment income related to a New York limited partnership interest sold by the issuer, coupled with a modest reduction in outstanding advances under the factoring agreement, accounts for the decrease in interest and other expense to $1,108,579 as of March 31, 2001 from $1,165,259 as of March 31, 2000. As a result of these conditions, the net loss for the nine months ending March 31, 2001 is $1,350,246, as compared to $1,021,753 for the same period in fiscal 2000.

      It is the intention of the present management of the issuer to concentrate its resources on the production of its existing three product lines, to reduce operating and occupancy costs where possible, to improve marketing strategies and establish additional customer relationships, and to continue the debtor-in-possession financing provided in the confirmation of the plan of reorganization, and to ultimately replace said financing with more conventional debt instruments in future periods. However, there can be no assurances that the issuer will be able to obtain such additional debt financing, or be successful at streamlining and improving operating results.

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

Item 6.           Exhibits and Reports on Form 8-K


(10)  MATERIAL CONTRACTS

(i) Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
            (INCORPORATED BY REFERENCE TO EXHIBIT
            10(XV) TO FORM 10-QSB FOR THE FISCAL
            PERIOD ENDED MARCH 31, 1998)

(ii) Disclosure Statement for the Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
            (INCORPORATED BY REFERENCE TO EXHIBIT
            10(XV) TO FORM 10-QSB FOR THE FISCAL
            PERIOD ENDED MARCH 31, 1998)

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

(vi) Fourth Amended Plan of Reorganization for Power Designs, Inc. and PDIXF Acquisition Corporation
            (INCORPORATED BY REFERENCE TO EXHIBIT
            10(VI) TO FORM 10-QSB FOR THE FISCAL
            PERIOD ENDED DECEMBER 31, 2000)

(vii) Findings of Fact, Conclusions of Law, and Order Under Sections 1129(a) and
      (b) of the Bankruptcy Code Confirming Fourth Amended Plan of Reorganization of Power Designs, Inc. and PDIXF Acquisition Corp. Under Chapter 11 of the Bankruptcy Code
            (INCORPORATED BY REFERENCE TO EXHIBIT
            10(VII) TO FORM 10-QSB FOR THE FISCAL
            PERIOD ENDED DECEMBER 31, 2000)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 2001                              POWER DESIGNS, INC.
      Danbury, Connecticut                            (Registrant)


                                          By: /s/ Anthony F. Intino II
                                             -----------------------------------
                                                Anthony F. Intino II
                                                President


                                          By: /s/ Allison E. Bertorelli
                                             -----------------------------------
                                                Allison E. Bertorelli
                                                Chief Financial Officer